Form 10QSB
period 2007-03-31
CITY LANGUAGE EXCHANGE INC
filed 2007-05-01
CIK 1382805

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2007

                                       OR

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                        Commission file number 333-141521

                          CITY LANGUAGE EXCHANGE, INC.
                 (Name of small business issuer in its charter)

                Delaware                                        20-5433090
    (State or other jurisdiction of                          (I.R.S. employer
     incorporation or organization)                       identification number)

   2114 Robie Street, Unit 1,
     Halifax, Nova Scotia,
         Canada, B3K 4M4                                          B3H 3P4
(Address of principal executive offices)                        (Zip code)

Issuer's telephone number: 902.478.5065

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,189,000 shares of common stock outstanding as of April 27, 2007.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................  4
Item 1. Financial Statements.................................................  4
Item 2. Management's Discussion and Analysis Of Financial Condition and
        Results of Operations................................................  9
Item 3. Controls and Procedures.............................................. 12

PART II - OTHER INFORMATION.................................................. 12
Item 1. Legal Proceedings.................................................... 12
Item 2. Changes in Securities................................................ 12
Item 3. Defaults Upon Senior Securities...................................... 12
Item 4. Submission of Matters to a Vote of Security Holders.................. 12
Item 5. Other Information.................................................... 13
Item 6. Exhibits............................................................. 14

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2006, previously filed with the Commission, which are included in the Company's Registration Statement filed on Form SB-2.

                          CITY LANGUAGE EXCHANGE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2007 and December 31, 2006
                                   (unaudited)

                                                                           March 31,   December 31,
                                                                              2007         2006
                                                                           ---------   ------------
                                 ASSETS
Current Assets
  Cash                                                                      $ 5,144      $ 5,081
                                                                            -------      -------
    Total Current Assets                                                      5,144        5,081
Equipment, net of accumulated depreciation of $214 and $74, respectively      1,256        1,396
                                                                            -------      -------
    Total Assets                                                            $ 6,400      $ 6,477
                                                                            =======      =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accrued expenses                                                          $ 1,746      $ 1,746
                                                                            -------      -------
    Total Current Liabilities                                                 1,746        1,746
                                                                            -------      -------
Commitments and contingencies                                                    --           --

Stockholders' Equity
  Preferred stock, .000001, 20,000,000 shares
    authorized, none issued and outstanding                                      --           --
  Common stock, $.000001 par value, 1,000,000,000
    shares authorized, 7,000,000 shares issued and outstanding                    7            7
  Additional paid-in capital                                                 13,168       13,138
  Deficit accumulated during development stage                               (8,521)      (8,414)
                                                                            -------      -------
    Total Stockholders' Equity                                                4,654        4,731
                                                                            -------      -------
    Total Liabilities and Stockholders' Equity                              $ 6,400      $ 6,477
                                                                            =======      =======

                 See accompanying summary of accounting policies
                        and notes to financial statements

                          CITY LANGUAGE EXCHANGE, INC.
                          (A Development Stage Company)
                    STATEMENTS OF DEVELOPMENT STAGE EXPENSES
      Three Months Ended March 31, 2007 and the Period From August 28, 2006
                       (Inception) through March 31, 2007
                                   (unaudited)

                                        Three Months    Inception
                                            Ended        through
                                          March 31,     March 31,
                                            2007           2007
                                        ------------   -----------
DEVELOPMENT STAGE INCOME
Translation service income               $    1,590     $    1,590
                                         ----------     ----------
Total revenue                                 1,590          1,590

DEVELOPMENT STAGE EXPENSE
General & administrative                      1,557          9,897
Depreciation expense                            140            214
                                         ----------     ----------
Total expenses                                1,697         10,111
                                         ----------     ----------
  Net loss                               $     (107)    $   (8,521)
                                         ==========     ==========
Net loss per share - basic
    And diluted                          $    (0.00)    $    (0.00)
                                         ==========     ==========
Weighted average shares outstanding -
   basic and diluted                      7,000,000      7,000,000

                 See accompanying summary of accounting policies
                        and notes to financial statements

                          CITY LANGUAGE EXCHANGE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                    Three Months Ended March 31, 2007 and the
         Period From August 28, 2006 (Inception) through March 31, 2007
                                   (unaudited)

                                                                                             Inception
                                                                                              through
                                                                                 March 31,   March 31,
                                                                                    2007        2007
                                                                                 ---------   ---------
Cash Flows From Operating Activities:
  Net loss                                                                        $ (107)     $(8,521)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:

  Depreciation                                                                       140          214
  Changes in:
    Accrued expenses                                                                  --        1,746
                                                                                  ------      -------
  Net Cash Provided By (Used In) Operating activities                                 33       (6,561)

Cash Flows From Investing Activities:
  Purchase of equipment                                                               --       (1,470)
                                                                                  ------      -------
  Net Cash Used in Investing Activities                                               --       (1,470)

Cash Flows From Financing Activities:
  Contributed capital by owner                                                        30       13,175
                                                                                  ------      -------
  Net Cash Provided By Financing
    Activities                                                                        30       13,175
                                                                                  ------      -------

Net increase in cash                                                                  63        5,144
Cash at beginning of period                                                        5,081           --
                                                                                  ------      -------
Cash at end of period                                                             $5,144      $ 5,144
                                                                                  ======      =======

Supplemental Information:
  Interest paid                                                                   $   --      $    --
  Income taxes paid                                                                   --           --

                 See accompanying summary of accounting policies
                        and notes to financial statements

                           CITY LANGUAGE EXCHANGE, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying unaudited interim financial statements of CLE have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with CLE's audited 2006 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in CLE's 2006 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Since its inception, CLE has incurred losses and has been dependent on its majority owner to provide cash resources to fund its operations. As of March 31, 2007, CLE's accumulated deficit was $8,521. The ability of CLE to emerge from the development stage with respect to its planned principal business activity is dependent upon its success in raising additional equity financing and attaining profitable operations. Management has plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that CLE will be able to complete any of the above objectives. These factors raise substantial doubt regarding CLE's ability to continue as a going concern.

NOTE 3 - COMMON STOCK

During 2007, the chief executive officer of the company contributed $30 for operating expenses. The amount is reflected as contributed capital. In April of 2007, 189,000 shares of common stock were issued in a private placement for $18,900.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Overview

In the online world, the Internet is increasingly being used as a tool to bring together people in real space and time. Email is used to coordinate meetings, and fast-growing sites such as Craigslist.com, Facebook.com, and Lavalife.com bring individuals together who otherwise would not meet. In the real world, we are experiencing the 'global village phenomenon'; Americans are becoming more aware of other places and cultures and people from more places and cultures are coming to America. These two factors make possible an online business uniquely designed to bring people together who are interested in learning about each other's language and culture. This business is City Language Exchange, Inc.

City Language Exchange, Inc. or CLE sets up a website in each city it enters and uses that website to connect individuals interested in exchanging languages. There are other websites that offer similar services online, but these fail where CLE will succeed for one of three reasons: 1 - These sites do not collect any money for their matching services and therefore do not have the ability to market themselves, and users have not paid for the service and therefore have no vested interest in showing up for their match and do not know that the other party will show up, 2 - These sites are nation- or world-wide, making finding a language exchange partner in your area unlikely and difficult, 3 - These sites offer online matching for online conversation and teaching, which puts barriers to communication between two people for whom it will already be somewhat difficult to communicate given the language barrier.

CLE has attempted to mitigate business development risks by creating the business while the language exchange niche remains unfilled, using a freelance programmer and a freelance public relations agent to create and market an attractive website, and scheduling the president's time according to the needs of the business.

We currently have over 700 registrants interested in matches and are focused on increasing that number primarily through on line marketing. In January 2007, we generated $605 in revenues, in February 2007, $485 in revenues and $500 in March 2007. The San Francisco site is a test-run of the larger business model, which has been modified based on learning from this single site. This model will be used to expand to 10 major cities in the United States in 2007, starting with New York, Los Angeles, and Seattle in May, 2007. These new sites will incorporate learning from website design and utilities and our marketing program based upon the experience we develop in our San Francisco test site.

As the business and its effective marketing is based entirely online, there is relatively little effort required to replicate the site for a new city. While we are currently capable of expanding to new cities rapidly, we wish to continue learning from our business and increasing the effectiveness of our service to ensure customer satisfaction and corresponding word of mouth marketing. We feel that the continued success of the business model will depend upon ensuring we can service each city we expand to, before increasing the managerial load. We are adding three cities (New York, Los Angeles, and Seattle) in May 2007, followed by at least another six by December 2007. New York and Los Angeles will add substantial target population to out current test city. In fact, the total population being serviced and marketed to after May 2007 will be greater than tenfold our current market and revenues are expected to correspond within a few months of the expansion. The target market will be increased by another 50% as we expand to another six smaller cities before the end of 2007.

Three Months Ended March 31, 2007 and the period from August 28, 2006 (Inception) through March 31, 2007

                                       Inception
                                        through
                             3/31/07    3/31/07
                             -------   --------
Translation service income    1,590      1,590
                              -----      -----
Total revenue                 1,590      1,590
                              -----      -----

We are a development stage company and have revenues of $1,590 from inception through March 31, 2007.

General and administrative   1,557   9,897

There were $1,557 of general and administrative expenses for the three month period ending March 31, 2007 in addition to the $8,340 of general and administrative expenses from inception through December 31, 2006. Advertising expenses compose 43% and legal expenses compose 18% of the general and administrative expenses from inception through March 31, 2007.

Depreciation expense     140      214
                       -----   ------

This expense will be a constant amount until more equipment is purchased.

Accordingly, we had the following total expenses and net operating income:

Total expenses         1,697   10,111
                       -----   ------
  Net operating loss   (107)   (8,521)

We anticipate our primary expense, advertising expense, to rise as we continue to reach more translation clients through the internet, newspaper advertisements and other means of advertising.

Liquidity and Capital Resources

Since we are a development stage company, CLE has been dependent on its majority owner to provide cash resources to fund its operations. As of March 31, 2007, CLE's accumulated deficit was $8,521.

We have provided for our cash requirements to date through financing provided by our president, who had contributed $13,168 in capital as of March 31, 2007. We raised $18,900 from a private placement of our securities in 2007.

Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be less than $25,000 annually, will be funded as a loan from management, to the extent that funds are available to do so. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

We will need to secure a minimum of $10,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to go and stay public, which funds will be used for business development and sales and marketing. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions.

Our independent auditors have indicated in their audit report for the years ended December 31, 2006 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number, Name and/or Identification of Exhibit

      31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Attached

      32 Certification of the Chief Executive Officer and Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CITY LANGUAGE EXCHANGE, INC.


Date: April 27, 2007                    /s/ Jonny White
                                        ---------------------------------
                                        Jonny White
                                        Director acting as Chief Executive
                                        Officer and Chief Financial Officer