Form 10QSB
period 2007-06-30
CITY LANGUAGE EXCHANGE INC
filed 2007-08-14
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 333-141521

City Language Exchange, Inc.
(Name of small business issuer in its charter)

Delaware	20-5433090
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2114 Robie Street, Unit 1,
Halifax, Nova Scotia, Canada, B3K 4M4	B3H 3P4
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (902) 478-5065

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class - Common Stock, 7,189,000 shares outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of City Language Exchange, Inc. (“CLE” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2006, previously filed with the Commission, which are included in the Company's Registration Statement filed on Form SB-2.

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Current Assets
Cash	$5,127	$5,081
Total Current Assets	5,127	5,081

Equipment, net of accumulated depreciation of $354 and $74, respectively	1,116	1,396

Total Assets	$6,243	$6,477

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	$-	$1,746
Total Current Liabilities	-	1,746

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock, .000001, 20,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.000001 par value, 1,000,000,000
shares authorized, 7,189,000 and 7,000,000
shares issued and outstanding, respectively	7	7
Additional paid-in capital	49,318	13,138
Deficit accumulated during development stage	(43,082)	(8,414)
Total Stockholders' Equity	6,243	4,731

Total Liabilities and Stockholders' Equity	$6,243	$6,477

See accompanying summary of accounting policies
and notes to financial statements

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
STATEMENTS OF DEVELOPMENT STAGE EXPENSES
Three and Six Months Ended June 30, 2007, and the
Period From August 28, 2006 (Inception) through June 30, 2007
(unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	Inception through June 30,
	2007	2007	2007

DEVELOPMENT STAGE INCOME
Translation service income	$1,590	$2,500	$2,500
Total revenue	1,590	2,500	2,500

DEVELOPMENT STAGE EXPENSES
General & administrative	1,557	36,888	45,228
Depreciation expense	140	280	354
Total expenses	1,697	37,168	45,582

Net loss	$(107)	$(34,668)	$(43,082)

Net loss per share - basic
And diluted	$(0.00)	(0.00)

Weighted average share
outstanding - basic and diluted	7,189,000	7,158,718

See accompanying summary of accounting policies
and notes to financial statements

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and the
Period From August 28, 2006 (Inception) through June 30, 2007
(unaudited)

	June 30, 2007	Inception through June 30, 2007
Cash Flows From Operating Activities
Net loss	$(34,668)	$(43,082)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	280	354
Change in:
Accrued expenses	(1,746)	-
Net Cash Used In Operating Activities	(36,134)	(42,728)

Cash Flows From Investing Activities
Purchase of equipment	-	(1,470)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	18,900	18,900
Contributed capital by owner	17,280	30,425
Net Cash Provided by Financing Activities	36,180	49,325

Net increase in cash	46	5,127
Cash at beginning of period	5,081	-
Cash at end of period	$5,127	$5,127

Supplemental Information:
Interest paid	$-	$-
Income taxes paid	-	-

See accompanying summary of accounting policies
and notes to financial statements

CITY LANGUAGE EXCHANGE, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. City Language Exchange, Inc was organized in Delaware on August 8, 2006 as a corporation. CLE is a web based cultural integration service which matches people of different cultural backgrounds for effective, efficient and inexpensive language exchange meetings.

Basis of Presentation. The accompanying unaudited interim financial statements of CLE have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with CLE’s audited 2006 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in CLE’s 2006 annual financial statements have been omitted.

Use of Estimates. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN

Since its inception, CLE has incurred losses and has been dependent on its majority owner to provide cash resources to fund its operations. As of
June 30, 2007, CLE’s accumulated deficit was $43,082. The ability of CLE to emerge from the development stage with respect to its planned principal business activity is dependent upon its success in raising additional equity financing and attaining profitable operations. Management has plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that CLE will be able to complete any of the above objectives. These factors raise substantial doubt regarding CLE's ability to continue as a going concern.

NOTE 3 - COMMON STOCK

During 2007, the chief executive officer of the company contributed $17,280 for operating expenses. The amount is reflected as contributed capital.

During 2007, CLE sold 189,000 shares of common stock to a third party for $18,900.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Forward-Looking Statement s

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

Overview

In the online world, the Internet is increasingly being used as a tool to bring together people in real space and time. Email is used to coordinate meetings, and fast-growing sites such as Craigslist.com, Facebook.com, and Lavalife.com bring individuals together who otherwise would not meet. In the real world, we are experiencing the ‘global village phenomenon’; Americans are becoming more aware of other places and cultures and people from more places and cultures are coming to America. These two factors make possible an online business uniquely designed to bring people together who are interested in learning about each other’s language and culture. This business is City Language Exchange, Inc.

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

CLE has attempted to mitigate business development risks by creating the business while the language exchange niche remains unfilled, using a freelance programmer and a freelance public relations agent to create and market an attractive website, and scheduling the president’s time according to the needs of the business.

We currently have over 700 registrants interested in matches and are focused on increasing that number primarily through on line marketing. In April 2007, we generated $0 in revenues, in May 2007, $849 in revenues and $60 in June 2007. The San Francisco site is a test-run of the larger business model, which has been modified based on learning from this single site. This model will be used to expand to ten (10) major cities in the United States in 2007, starting with New York, Los Angeles, and Seattle where the business began operations in June, 2007 and is now collecting revenues. These new sites incorporate learning from website design and utilities and our marketing program based upon the experience we have developed in our San Francisco test site.

As the business and its effective marketing is based entirely online, there is relatively little effort required to replicate the site for a new city. While we are currently capable of expanding to new cities rapidly, we wish to continue learning from our business and increasing the effectiveness of our service to ensure customer satisfaction and corresponding word of mouth marketing. We feel that the continued success of the business model will depend upon ensuring we can service each city we expand to, before increasing the managerial load. We are adding three cities (New York, Los Angeles, and Seattle) in June 2007, and will follow by starting up at least another six by December 2007. New York and Los Angeles add substantial target population to our current test city. Presently, we are beginning to see the expected rise in revenues, as our base of registrants is steadily growing in these cities. This rise in revenues should continue as we gain registrants and make more and more matches in New York, Los Angeles, and Seattle. The target market will be increased by another 50% as we expand to another six smaller cities before the end of 2007.

We are also undertaking additional marketing efforts in creating an attractive new homebase webpage at www.CityLanguageExchange.com which will feature basic information about language exchanges in an easy-to-understand format, including a short video illustrating a language exchange. This webpage will link to the page in each city and will be used to attract more visitors through link exchanges, online publicity, and using popular online video sites including YouTube.com and Google Videos to attract internet users to CityLanguageExchange.com. Additionally, we are researching potential partnerships with organizations currently dedicated to increasing English Literacy in the USA, which currently is a major mandate for a number of governmental and quasi-governmental organizations, as well as for the charitable foundations of a number of businesses.

Six Months Ended June 30, 2007 and the period from August 28, 2006 (Inception) through June 30, 2007

		Inception
	June 30,	through
	2007	June 30, 2007
Translation service income	2,500	2,500
Total revenue	2,500	2,500

We are a development stage company and have revenues of $2,500 from inception through June 30, 2007.

General and administrative	36,888	45,228

There were $36,888 of general and administrative expenses for the six month period ending June 30, 2007 in addition to the $8,340 of general and administrative expenses from inception through December 31, 2006. Advertising expenses composed 8% and legal expenses compose 55% of the general and administrative expenses from inception through June 30, 2007.

Depreciation expense	280	354

This expense will be a constant amount until more equipment is purchased.

Accordingly, we had the following total expenses and net operating income:

Total expenses	37,168	45,582
Net operating loss	(34,668)	(43,082)

We anticipate our primary expense, advertising expense, to rise as we continue to reach more translation clients through the internet, newspaper advertisements and other means of advertising.

Liquidity and Capital Resources

Since we are a development stage company, CLE has been dependent on its majority owner to provide cash resources to fund its operations. As of June 30, 2007, CLE’s accumulated deficit was $43,082.

We have provided for our cash requirements to date through financing provided by our president, who had contributed $30,425 in capital as of June 30, 2007. We also raised $18,900 from a private placement of our securities in the first quarter of 2007.

Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be less than $25,000 annually, will be funded as a loan from management, to the extent that funds are available to do so. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC, and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Item 3.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5. OTHER INFORMATION.

None

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibits to the March 2007 Form SB-2 of City Language Exchange, Inc., File No. 333-141521)

Exhibit 3.2	Bylaws (incorporated by reference to Exhibits to the March 2007 Form SB-2 of City Language Exchange, Inc., File No. 333-141521)

Exhibit 4	Form of common stock Certificate of the City Language Exchange, Inc. (incorporated by reference to Exhibits to the March 2007 Form SB-2 of City Language Exchange, Inc., File No. 333-141521)

Exhibit 31	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY LANGUAGE EXCHANGE, INC. (Registrant)

Date: August 14, 2007	By:	/s/ Jonny White
Jonny White, Director acting as Chief Executive Officer and Chief Financial Officer