Form 10QSB
period 2007-09-30
CITY LANGUAGE EXCHANGE INC
filed 2007-11-19
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class - Common Stock, 7,189,000 shares outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
BALANCE SHEETS
September 30, 2007 and December 31, 2006
(unaudited)

	September 30, 2007	December 31, 2006

ASSETS
Current Assets
Cash	$5,199	$5,081
Total Current Assets	5,199	5,081

Equipment, net of accumulated depreciation of $494 and $74, respectively	976	1,396

Total Assets	$6,175	$6,477

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$-	$1,746
Total Current Liabilities	-	1,746

Commitments and contingencies	-	-

Stockholders' Equity	-
Preferred stock, .000001, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.000001 par value, 1,000,000,000 shares authorized, 7,189,000 shares issued and outstanding	7	7
Additional paid-in capital	54,318	13,138
Deficit accumulated during development stage	(48,150)	(8,414)
Total Stockholders' Equity	6,175	4,731

Total Liabilities and Stockholders' Equity	$6,175	$6,477

See accompanying summary of accounting policies
and notes to financial statements

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
STATEMENTS OF DEVELOPMENT STAGE EXPENSES
Three and Nine Month Periods Ended September 30, 2007 and the
Periods From Inception (August 28, 2006) through September 30, 2006 and September 30, 2007
(unaudited)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Inception (August 28, 2006) through September 30, 2006	Inception (August 28, 2006) through September 30, 2007

DEVELOPMENT STAGE INCOME
Translation service income	$30	$2,530	$-	$2,530
Total revenue	30	2,530	-	2,530

DEVELOPMENT STAGE EXPENSE
General & administrative	3,268	40,156	440	48,496
Commissions to a Director	1,690	1,690	-	1,690
Depreciation expense	140	420	-	494
Total expenses	5,098	42,266	440	50,680

Net loss	$(5,068)	$(39,736)	$(440)	$(48,150)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	7,189,000	7,105,231

See accompanying summary of accounting policies
and notes to financial statements

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and the
Period From August 28, 2006 (Inception) through September 30, 2006 and September 30, 2007
(unaudited)

	Nine Months Ended September 30, 2007	Inception (August 28, 2006) through September 30, 2006	Inception (August 28, 2006) through September 30, 2007
Cash Flows From Operating Activities:
Net loss	$(39,736)	$(440)	$(48,150)

Adjustments to reconcile net loss to net cash provided by (used in)operating activities
Depreciation	420	-	494
Changes in:
Accrued expenses	(1,746)	-	-
Net Cash Used In Operating activities	(41,062)	(440)	(47,656)

Cash Flows From Investing Activities:
Purchase of equipment	-	(1,470)	(1,470)
Net Cash Used in Investing Activities	-	(1,470)	(1,470)

Cash Flows From Financing Activities
Proceeds from sale of common stock	18,900	-	18,907
Contributed capital by owner	22,280	1,910	35,418
Net Cash Provided By Financing Activities	41,180	1,190	54,325

Net increase in cash	118	-	5,199
Cash at beginning of period	5,081	-	-
Cash at end of period	$5,199	-	$5,199

Supplemental Information:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying summary of accounting policies
and notes to financial statements

CITY LANGUAGE EXCHANGE, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of City Language Exchange, Inc. (“CLE”) CLE have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with CLE’s audited 2006 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure required in CLE’s 2006 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Since its inception, CLE has incurred losses and has been dependent on its majority owner to provide cash resources to fund its operations. As of September 30, 2007, CLE’s accumulated deficit was $48,150. The ability of CLE to emerge from the development stage with respect to its planned principal business activity is dependent upon its success in raising additional equity financing and attaining profitable operations. Management has plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that CLE will be able to complete any of the above objectives. These factors raise substantial doubt regarding CLE's ability to continue as a going concern.

NOTE 3 - COMMON STOCK

During 2007, the chief executive officer of the company contributed $22,280 for operating expenses. The amount is reflected as contributed capital.

During 2007, CLE sold 189,000 shares of common stock to a third party for $18,900.

NOTE 4 - RELATED PARTY TRANSACTIONS

We paid $1,690 during the three months ended September 30, 2007 to a Director for work in developing CLE.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

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

We currently have over 700 registrants interested in matches and are focused on increasing that number primarily through on line marketing. In July 2007, we generated $0 in revenues, in August 2007, $0 in revenues and $30 in September, 2007. The San Francisco site is a test-run of the larger business model, which has been modified based on learning from this single site. This model will be used to expand to ten (10) major cities in the United States in 2007, starting with New York, Los Angeles, and Seattle. These new sites will incorporate learning from website design and utilities and our marketing program based upon the experience we develop in our San Francisco test site.

As the business and its effective marketing is based entirely online, there is relatively little effort required to replicate the site for a new city. While we are currently capable of expanding to new cities rapidly, we wish to continue learning from our business and increasing the effectiveness of our service to ensure customer satisfaction and corresponding word of mouth marketing. We feel that the continued success of the business model will depend upon ensuring we can service each city we expand to, before increasing the managerial load. We added three cities (New York, Los Angeles, and Seattle) in September of 2007, which we intend to follow with another six in December 2007. New York and Los Angeles have added substantial target population to our market. While our target market has been increasing, we are finding that establishing ourselves in new cities takes some time to work out what areas are most conducive for matching and what online marketing is most effective to reach potential registrants in each city. The nature of networking and business sites in cities is such that while major players such as ebay or facebook have a presence in every city, other social networking and exchange websites are more popular in one city than another. Therefore it takes some time to discover what sites the population of each city is visiting and setup advertising on these sites.

We are a development stage company and have revenues of $30 for the three months ended September 30, 2007 and $2,530 for the nine month period ended September 30, 2007 and for the period from inception(August 28, 2006) through September 30, 2007.

There were $3,268 of general and administrative expenses for the three month period ended September 30, 2007. There were $40,156 of general and administrative expenses for the nine month period ended September 30, 2007 and $48,496 for the period from inception through September 30, 2007. Contract labor and commissions compose 11% and professional expenses compose 82% of the general and administrative expenses from inception through September 30, 2007.

We paid $1,690 to a Director for the three months ended September 30, 2007 for work in developing the Company.

Depreciation expense was $140 for the three months ended September 30, 2007 and $420 for the nine months ended September 30,2007. This expense will be a constant amount until more equipment is purchased.

Total expenses were $5,098 for the three months ended September 30, 2007 and $42,266 for the nine months ended September 30, 2007.

Total net loss was $5,068 for the three months ended September 30, 2007 and $39,736 for the nine months ended September 30,2007.

We anticipate our primary expense, advertising expense, to rise as we continue to reach more translation clients through the internet, newspaper advertisements and other means of advertising.

Liquidity and Capital Resources

Since we are a development stage company, CLE has been dependent on its majority owner to provide cash resources to fund its operations. As of September 30, 2007, CLE’s accumulated deficit was $48,150.

We have provided for our cash requirements to date through financing provided by our president, who had contributed $35,418 in capital as of September 30, 2007. We also raised $18,900 from a private placement of our securities in the first quarter of 2007.

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

We will need to secure a minimum of $10,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public, these funds will be used for business development and sales and marketing. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions. Because of the need for additional funding and the lack of revenues in the third quarter, management is currently looking for merger candidates.

Our independent auditors have indicated in their audit report for the years ended December 31, 2006 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Item 3.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We make that assessment due to the significant revisions to our financial disclosures required to be made by our independent registered accounting firm.

During the quarter ended September 30, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

CITY LANGUAGE EXCHANGE, INC. (Registrant)

Date: November 16, 2007	/s/ Jonny White
Jonny White, Director acting as Chief Executive Officer and Chief Financial Officer