Form 10KSB
period 2007-12-31
CITY LANGUAGE EXCHANGE INC
filed 2008-03-31
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended December 31, 2007.

Commission file number: 333-141521

City Language Exchange, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-5433090
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

6021 Roxton Road Halifax, Nova Scotia, Canada,	B3H 1H4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (904) 478-5065

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered

Common stock, par value $0.000001 per share	None

Securities to be registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

Issuer's revenues for its most recent fiscal year: $4,940.

The aggregate market value of the voting stock held by non-affiliates as of March 5, 2008, was approximately $18,000. The value is based on the sales price of the common stock purchase in the private placement during 2007. There have been so sales of the common stock since the initial purchase by the non-affiliates in the private placement. For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer's Common Stock on March 5, 2008 was 7,180,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒  No

City Language Exchange, Inc.
FORM 10-KSB

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

City Language Exchange, Inc. was incorporated in Delaware on August 28, 2006.

City Language Exchange’s address is 6021 Roxton Road, Halifax, Nova Scotia, B3H 1H4, and its telephone number is (902) 478-5065. We have a website at www.SanFranciscoLanguageExchange.com. Nothing on this website is part of this prospectus.

Business

City Language Exchange was formed to develop a business to provide people with an affordable form of language instruction. We match two native speakers of different languages - living in the same city - to routinely teach each other. This service will be offered separately in various cities.

For example, John is a native English-speaker living in San Francisco. He is interested in learning Japanese. Tomo is a native Japanese-speaker who is also living in San Francisco. He wants to improve his English. Once matched by us, they are able to teach each other and learn for free as a mutually beneficial arrangement.

Since inception, we have been developing our business as follows:

•	A business plan and rough projections of financial statements were created based on that business plan and optimistic, pessimistic, and expected levels of performance

•	Bank accounts for the company were created once the company was incorporated

•	A programmer was hired to consult on and construct the website in tandem with the owner, through which all of the business’ services are provided

•	A public relations freelancer was hired to consult on and execute a marketing/PR plan, in tandem with the owner

•	The owner, programmer, and another consultant created the database through which registrants are stored, contacted, and matched and began online advertising

•	The owner set up an online payment system for credit cards

•	Incoming registrants are presently matched while marketing efforts are being launched and will be ongoing

We currently have over 3,100 registrants interested in matches and are focused on increasing that number primarily through on line marketing. In 2007, we generated $4,940 in revenues. We expanded our services from simply operating in San Francisco to include New York, Los Angeles, and Seattle in April, 2007 and initially received a positive response to our service, particularly in New York. We created an automated matching program to save administrator hours in managing the larger number of registrants we expected to receive through the new cities.

Recently, however, we have had a falling-off in new registrations, leading to less matches and therefore less revenue. The causes seem to be twofold and related. First, once the most enthusiastic persons searching for language exchanges register, it can take additional time or new methods of advertising to bring in more participants. Second, when participant registration and matching drops off, so does the enthusiasm of the registrants, participants, referrers, and administrators. We have considered that this trend may be seasonal, in that people are less willing to venture out to meet a stranger for a language exchange in the cold and during the school term for students, than in the summer, when time is more available for most. We are hoping that continued administrator dedication and warming weather will lead to a rebound in revenues.

Our testing is currently focused on the best methods to bring in additional registrants, focusing on foreign language speakers, by creating translations of the site and advertising in other languages, to match the number of existing registrants who are primarily English speakers. Online marketing has proven to be the most effective means of bringing in registrants, based on surveys asking where registrants heard about our business.
We are also working to create more online publicity and advertising for the business as well as to improve the website’s “searchability” in all languages by page-ranking, signifying that when a consumer searches on Google for language instruction in San Francisco, the business’ website would come up higher on the list of potential websites.

Service

Our service operates as follows:

•	A prospective customer registers on City Language Exchange’s website by submitting a web form;

•	The registrant’s data is gathered and stored electronically into our database;

•	The registrant is matched with another registrant of opposite linguistic ability and similar aspirations;

•	Both registrants are informed they have been selected for a match and are sent electronic invoices for the payment of their matching fee;

•	Once both matching fees have been collected, both registrants are sent their new language exchange partner’s contact information.

Pricing

As City Language Exchange is designed to allow access to affordable language study to anyone, we plan to keep matching fee prices at a standard, one-time fee of $30. Similar services such as private tuition often charge a similar fee as an hourly rate. Because matching one pair is relatively inexpensive, we believe this low price will allow maximum public interest, maximum participation and maximum profit.

Target Market

Although the potential language exchange market is broad and diverse, we have broken down our target market into two primary groups:

•	Native English-speakers

•	Non-English-speakers.

Group 1 are native English-speakers and are interested in learning or improving upon another language. We believe they will generally be between the ages of 16 and 65 and internationally minded. We anticipate that they usually have either specific linguistic goals or wish to take up language a hobby.

Group 2 comprises of native speakers of languages other than English. We believe they are generally between the ages of 18 and 65 and were most likely born in another country, living in America either temporarily or as an immigrant. We believe their linguistic goals generally range from adapting to a new society to employment or academic prospects.

Although City Language Exchange will match non-English-speakers interested in learning a language that is not English, this will not be one of our primary markets.

Marketing:

We have four separate marketing programs:

Promote Online Searchability - As City Language Exchange’s potential customers’ main source of information about the corporation and its services will be our website, it is of the utmost importance that the website ranks highly on Internet search engines such as Google.com and Yahoo.com. Our online searchability has been increasing slowly but steadily as anticipated. Google searches, which are used 80% of the time by the American internet community, assign a search ranking based on a number of factors that allegedly include relevance, connectedness, and longevity of the site being searched. The ranking determines whether the page searched will appear first on the list of relevant pages or 500th. Our Google ranking using a few set searches has moved up consistently. We also purchased Google Adwords, which prove to be worth their cost in bringing in registrants.

Independent Publications - We have abandoned the campaign using Independent Publications as very few registrants indicated that they heard about our services through this media. It would seem that online advertisements are most effective in obtaining online visits.

Public Relations - While press kits were also sent to localized media with limited success, we again found that we were getting very few visitors from these advertising methods and discontinued them. As our registration page forces each new user to indicate where they heard about our service we are fortunate to have very accurate data in this respect, which enables us to abandon ineffective campaigns.

Participant Referrals - We have enacted a participant referral program, where participants receive a promotional gift in exchange for referring another paying customer. Participant referrals have emerged as a source of new clients. Honest and diligent customer service seems to be our best tool for continuing to gain from this method of advertising.

Competition:

The industry of language instruction products is highly competitive. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do. Competitors include traditional language instruction services as well as competitors on the internet. If additional competitors enter the field, our market share may fail to increase or may decrease.

Competitors include those language-learning methods that involve human interaction such as private language schools, university language programs, private tutors; and those that don’t such as language self-study textbooks, language-learning software, online language-learning websites. Our advantage over the former is price, and our advantage over the latter is effectiveness.

We also face competition from worldwide language exchange matching sites. Currently the most well known of these websites include: Peerme.com, Zuiop.com, Expatriates.com and MyLanguageExchange.com. All of these sites will allow a registrant to be matched for little or no cost. These sites, however, use very little advertising and do not hold a database of the registrants’ information, thus displaying the registrant’s contact information to the site’s viewers. These sites are also all international sites, thus spreading their customer base thin across the globe. Therefore, our advantages over these companies involve advertising, security, and local-focus.

Employees

We currently have no other employees other than Mr. White. In his capacity as our President, Mr. White currently devotes approximately 20% of his time to our business and anticipates that after the next 12 months he will increase his commitment to spending approximately 50% of his time working on our business.

Government F and Regulation

As an internet-based company, City Language Exchange, Inc. is subject to privacy regulations. City Language Exchange, Inc. is not aware of any other governmental regulations as to which it is subject.

ITEM 2. DESCRIPTION OF PROPERTY

We currently occupy space in the residence of our president at 6021 Roxton Road, Halifax, Nova Scotia, Canada,  B3H 1H4. No rent is charged.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock at a par value of $0.000001 per share. As of March 5, 2008, there were 7,189,000 shares of common stock issued and outstanding held by 34 shareholders of record.

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities. Our securities are currently qualified for quotation on the OTCBB under the symbol CLGX but are unpriced and have not traded.

OTC Bulletin Board Qualification for Quotation

To have our shares of common stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. We have been issued a trading symbol CLGX but no trading has yet commenced.

Dividends

Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock in series as fixed by the Directors with a par value of $0.000001 per share. As of the date of this Annual Report, there are no preferred shares outstanding.

Preferred stock may be issued in series with preferences and designations as the Board of Directors may from time to time determine. The board may, without shareholders approval, issue preferred stock with voting, dividend, liquidation and conversion rights that could dilute the voting strength of our common shareholders and may assist management in impeding an unfriendly takeover or attempted changes in control. There are no restrictions on our ability to repurchase or reclaim our preferred shares while there is any arrearage in the payment of dividends on our preferred stock.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans or arrangement under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except as follows: One Hundred Eighty Nine Thousand (189,000) shares of common stock of City Language Exchange, Inc. were offered and sold in a private placement to accredited investors at a price per share equal to $18,900 that closed on February 1, 2007. The total offering price for the shares was $0.10. The private placement was exempt from registration under Section 4(2) of the Securities Act. In the offering, no general solicitation was made by City Language Exchange, Inc. or any person acting on City Language Exchange Inc.’s behalf; the securities were sold subject to transfer restrictions, and the certificates for the shares contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom. There were no underwriting discounts or commissions.

Purchases of Equity Securities

No purchases of our own equity securities, either as a part of a publicly announced plan or otherwise, were made during any month in 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10K-SB are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

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

Plan of Operation

We currently have over 3,100 registrants interested in matches and are focused on increasing that number primarily through on line marketing. In 2007, we generated $4,940 in revenues. We expanded our services from simply operating in San Francisco to include New York, Los Angeles, and Seattle in September, 2007 and initially received a positive response to our service, particularly in New York. We created an automated matching program to save administrator hours in managing the larger number of registrants we expected to receive through the new cities.

Recently, however, we have had a falling-off in new registrations, leading to less matches and therefore less revenue. The causes seem to be twofold and related. First, once the most enthusiastic persons searching for language exchanges register, it can take additional time or new methods of advertising to bring in more participants. Second, when participant registration and matching drops off, so does the enthusiasm of the registrants, participants, referrers, and administrators. We have considered that this trend may be seasonal, in that people are less willing to venture out to meet a stranger for a language exchange in the cold and during the school term for students, than in the summer, when time is more available for most. We are hoping that continued administrator dedication and warming weather will lead to a rebound in revenues.

As the business and its effective marketing is based entirely online, there is relatively little effort required to replicate the site for a new city. While we are currently capable of expanding to new cities rapidly, we wish to continue learning from our business and increasing the effectiveness of our service to ensure customer satisfaction and corresponding word of mouth marketing. We feel that the continued success of the business model will depend upon ensuring we can service each city we expand to, before increasing the managerial load. We added three cities (New York, Los Angeles, and Seattle) in September of 2007. New York and Los Angeles have added substantial target population to our market. While our target market has been increasing, we are finding that establishing ourselves in new cities takes some time to work out what areas are most conducive for matching and what online marketing is most effective to reach potential registrants in each city. The nature of networking and business sites in cities is such that while major players such as ebay or facebook have a presence in every city, other social networking and exchange websites are more popular in one city than another. Therefore it takes some time to discover what sites the population of each city is visiting and setup advertising on these sites.

Analysis of Financial Condition & Results of Operation

We are a development stage company and have revenues of $2,410 for the three months ended December 31, 2007 and $4,940 for the year ended December 31, 2007 and for the period from inception (August 28, 2006) through December 31, 2006.

There were $13,566 of general and administrative expenses for the three month period ended December 31, 2007. There were $55,412 of general and administrative expenses for the year ended December 31, 2007 and $8,340 for the period from inception through December 31, 2006. Contract labor and commissions comprise 16% and professional expenses comprise 71% of the general and administrative expenses from inception through December 31, 2007.

We paid $1,795 to a Director for the three months ended December 31, 2007 for work in developing the Company.

Depreciation expense was $139 for the three months ended December 31, 2007 and $559 for the year ended December 31, 2007. Depreciation expense was $74 from the period of inception through December 31, 2006. This expense will be a constant amount until more equipment is purchased.

Total expenses were $15,395 for the three months ended December 31, 2007 and $57,660 for the year ended December 31, 2007. Total expenses were $8,414 for the period from inception through December 31, 2006.

Total net loss was $12,985 for the three months ended December 31, 2007 and $52,721 for the year ended December 31, 2007. Total net loss was $8,414 for the period from inception through December 31, 2006.

We anticipate our primary expense, advertising expense, to rise as we continue to reach more translation clients through the internet, newspaper advertisements and other means of advertising.

Liquidity and Capital Resources

Since we are a development stage company, CLE has been dependent on its majority owner to provide cash resources to fund its operations. As of December 31, 2007, CLE’s accumulated deficit was $61,135.

We have provided for our cash requirements to date through financing provided by our president, who contributed $38,626 in capital as of December 31, 2007. We also raised $18,900 from a private placement of our securities in the first quarter of 2007.

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

We will need to secure a minimum of $10,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public, these funds will be used for business development and sales and marketing. However, in order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described above, or any planned material acquisitions.

Because of the need for additional funding, the lack of revenues in 2007, and the downturn in new registrations, management is currently looking for merger candidates.

Our independent auditors have indicated in their audit report for the year ended December 31, 2007 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
City Language Exchange, Inc.
(A Development Stage Company)
Lexington, Kentucky

We have audited the accompanying balance sheet of City Language Exchange, Inc. as of December 31, 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2007 and for the period from August 28, 2006 (inception) through December 31, 2006. These financial statements are the responsibility of City Language Exchange, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of City Language Exchange, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the periods described, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that City Language Exchange, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, City Language Exchange, Inc. has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 19, 2008

CITY LANGUAGE EXCHANGE, INC.
BALANCE SHEET
December 31, 2007

December 31, 2007
ASSETS
Current Assets
Cash	$1,254
Total Current Assets	1,254

Equipment, net of accumulated depreciation of $633	837

Total Assets	$2,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	$5,700
Total Current Liabilities	5,700

Commitments and contingencies	-

Stockholders' Equity
Preferred stock, .000001, 20,000,000 shares
authorized, none issued and outstanding	-
Common stock, $.000001 par value, 1,000,000,000
shares authorized, 7,189,000 and 7,000,000
shares issued and outstanding, respectively	0
Additional paid-in capital	57,526
Deficit accumulated during development stage	(61,135)
Total Stockholders' Equity	(3,609)

Total Liabilities and Stockholders' Equity	$2,091

See accompanying summary of accounting policies
and notes to financial statements

CITY LANGUAGE EXCHANGE, INC.
STATEMENTS OPERATIONS
Year Ended December 31, 2007, and the
Period from August 28, 2006 (Inception) through December 31, 2006

	2007	2006
REVENUE
Translation services	$4,940	$-

OPERATING EXPENSES
General & administrative	55,412	8,340
Commissions	1,690
Depreciation expense	559	74
Total expenses	57,661	440

Net loss	$(52,721)	$(8,414)

Net loss per share - basic
And diluted	$(0.01)	(0.00)

Weighted average share
outstanding - basic and diluted	7,189,000	7,000,000

See accompanying summary of accounting policies
and notes to financial statements

See accompanying summary of accounting policies
and notes to financial statements
CITY LANGUAGE EXCHANGE, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
The Period from August 28, 2006 (Inception) Through December 31, 2007

	Common Shares	Common Stock at Par Value	Additional Paid In Capital	Deficit Accumulated During Development Stage	Totals
Founders shares issued	7,000,000	7	$-	$-	7
Capital contribution	-	-	13,138	-	13,138
Net loss	-	-	-	(8,414)	(8,414)
Balances at December 31, 2006	7,000,000	7	13,138	$(8,414)	$4,731

Common stock issued	189,000		18,900		18,900
Capital contribution			25,481		25,481
Net loss				(52,721)	(52,721)
Balances at December 31, 2007	7,189,000	7	57,519	(61,135)	(3,609)

See accompanying summary of accounting policies
and notes to financial statements

CITY LANGUAGE EXCHANGE, INC.
STATEMENTS OF CASH FLOWS
Year Ended December 31, 2007 and the Period From August 28,
2006 (Inception) through December 31, 2006

	December 31, 2007	Inception through December 31, 2006
Cash Flows From Operating Activities
Net loss	$(52,721)	$(8,414)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	559	74
Change in
Accrued expenses	3,954	1,746
Net Cash Used In Operating Activities	(48,208)	(6,594)

Cash Flows From Investing Activities
Purchase of equipment	-	(1,470)

Cash Flows From Financing Activities
Proceeds from sale of common stock	18,900	-
Contributed capital by owner	25,481	13,145

Net Cash Used in Investing Activities	(1,470)
Net Cash Provided by Financing Activities	44,381	13,145

Net increase (decrease) in cash	(3,827)	5,081
Cash at beginning of period	5,081	-
Cash at end of period	$1,254	$5,081

Supplemental Information:
Interest paid	$-	$-
Income taxes paid		-

See accompanying summary of accounting policies
and notes to financial statements

CITY LANGUAGE EXCHANGE, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. City Language Exchange, Inc (“CLE”) was organized in Delaware on August 8, 2006 as a corporation. CLE is authorized to issue 1,000,000,000 shares of .000001 par value common stock and 20,000,000 shares of .00001 par value preferred stock. CLE is a web based cultural integration service which matches people of different cultural backgrounds for effective, efficient and inexpensive language exchange meetings. CLE charges a one-time fee for this matching service.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of operations. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, CLE considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2007, cash consisted of monies held in checking accounts.

Property and equipment. Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is five years for equipment.

Income taxes. CLE recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. CLE provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Revenue recognition. The Company generates revenue from the sales of their services in accordance with Staff Accounting Bulletin 101. The criteria for recognition is as follows: (1) Persuasive evidence of an arrangement exists; (2) Delivery has occurred or services have been rendered; (3) The seller’s price to the buyer is fixed or determinable, and (4) Collectibility is reasonably assured.

In accordance with the listed criteria, the Company generally recognizes the revenue upon matching customers who have signed up for language services.

Net Loss Per Share Data. Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of any outstanding options and warrants would be anti-dilutive.  Basic net loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. For the year ended December 31, 2007, CLE had no dilutive potential common shares.

Recently issued accounting pronouncements. CLE does not expect the adoption of recently issued accounting pronouncements to have a significant impact on CLE’s results of operations, financial position or cash flow.

NOTE 2 - INCOME TAXES

CLE uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006, CLE incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $61,000 at December 31, 2007, beginning in the year 2027.

At December 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets	$21,350
Less: valuation allowance	(21,350)

Net deferred tax asset	$-

NOTE 3 - GOING CONCERN

Since its inception, CLE has incurred losses and has been dependent on its majority owner to provide cash resources to fund its operations. As of December 31, 2007, CLE’s accumulated deficit was $61,135. Management has plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that CLE will be able to complete any of the above objectives. These factors raise substantial doubt regarding CLE's ability to continue as a going concern.

NOTE 4 - COMMON STOCK

CLE issued 7,000,000 common founder shares to the chief executive officer of the company.

During 2007, the chief executive officer of the company contributed $25,481 for operating expenses. The amount is reflected as contributed capital.

During 2007, CLE sold 189,000 shares of common stock to a third party for $18,900.

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2007, the president, Jonny White, received commissions of $795.21 and compensation of $1,000.00

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of sufficient accounting staff and the performance of the principal accounting functions by one officer. Our chief executive officer also serves as our chief financial officer. All of our financial reporting is carried out by one individual, and we do not have an audit committee. Our board of directors consists of one individual, who serves as our chief executive officer and chief financial officer. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures. We will also establish an audit committee and recruit members to serve on our board of directors.

This annual report does not include an attestation report of City Language Exchange Inc.’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by City Language Exchange Inc.’s registered public accounting firm pursuant to temporary rules of the SEC that permit City Language Exchange Inc. to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our directors and executive officers are as follows:

Jonny White, age 25, has been our President and sole Director since inception. He is currently a PhD student in a distributed learning (distance) program at Fielding Graduate University. From 8/2005 to 2/2007, he was a graduate student at Saint Mary’s University. From 05/2005 to 08/2005, he was a (full-time) organizational psychology consultant for Assessment Strategies, which consults in selection procedures for government, business, and universities. From 02/2004 to present date, he was a (part-time) contract consultant for FitPro, which consults in fitness, organizational health and wellness, special events, and charity events. From 09/2004 to present date, he was a (part-time and contract) researcher and teaching assistant for Saint Mary’s University. From 03/2003 to 09/2003, he was Youth Sailing Liaison for Nova Scotia Yachting Association, which promotes sailing in the province of Nova Scotia. From 06/2002 to 08/2002, he was Head Instructor of Queen’s Quay Yacht Club, which teaches sailing lessons and rents boats. In 05/2003 he received an Honors Business Administration degree, with distinction from The Richard Ivey School of Business at The University of Western Ontario. In 05/2003 he received a Bachelor of Arts in Psychology, with distinction from The University of Western Ontario.

Family Relationships

There are no family relationships among our officers and directors.

Significant Employees

None

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Based on our records and other information, we believe that in 2007 our directors, executive officers and shareholders owning 10% or more of the common stock of City Language Exchange, Inc. met all applicable SEC filing requirements.

Code of Ethics

City Language Exchange, Inc. has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and any other senior executive officers. Jonny White, the President of City Language Exchange, Inc., has executed the Code of Ethics. A copy of the Code of Ethics is attached as Exhibit 14 to this Annual Report on Form 10-K.

Changes to Nomination Process

There were no material changes to the procedures by which shareholders may recommend nominees to City Language Exchange Inc.’s board of directors.

Audit Committee

City Language Exchange, Inc. does not have a separately-designated audit committee. The entire board of directors serves as the audit committee of the company. City Language Exchange, Inc. does not have an “audit committee financial expert” as defined in the applicable rules and regulations of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Agreements

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2007 and 2006 by our sole officer.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)	(i)(1)	(j)
Jonny White President and Director	2007 2006	$ $	0 0	$ $	0 0	- -	- -	0 0	0 0	$1,000 0	$ $	1,000 0

(1) Contract Labor

Employment Agreements

We do not have an employment agreement with Jonny White or any other officer or employee.

Director Compensation

We do not pay our sole director any fees or other compensation for serving as a director. We have not granted any stock options or stock awards to our sole director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2007, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our executive officers and directors as a group.

Names and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned
	Number	Percent
Jonny White	7,000,000	97.37%
All Directors and named Executive Officers as a group [1 person]	7,000,000	97.37%

The table above is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, each of the shareholders named in the table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 7,189,000 shares of common stock outstanding as of December 31, 2007.

The information presented above regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed above have sole voting and investment power with respect to the shares shown.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of the company.

City Language Exchange, Inc. does not have a compensation plan under which equity securities are authorized for issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions

None

Director Independence

Our sole director, Jonny White, is not independent under the NASDAQ listing standards because he is an executive officer of City Language Exchange, Inc.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

No.	Description
(3)	(i) Articles of Incorporation *
(ii) Bylaws *

(4)	Form of Common Stock Certificate *

(14)	Code of Ethics

(21)	Subsidiaries of Registrant

(23)	Consent of Malone & Bailey, PC

(31)	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated herein by reference from City Language Exchange Inc.’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on March 22, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
For fiscal year end December 31, 2007:	$20,250
For fiscal year end December 31, 2006:	$0

City Language Exchange, Inc. did not pay any other fees as specified in Item 9(e) of Schedule 14A.

City Language Exchange, Inc. does not have audit committee pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

City Language Exchange, Inc.

Date: March ___, 2008	By:
Name: Jonny White
Title: President, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: ___________	By:
Name: Jonny White
Title: Director