Form 10-Q
period 2008-03-31
CITY LANGUAGE EXCHANGE INC
filed 2008-05-15
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 333-141521

City Language Exchange, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5433090
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6021 Roxton Road, Halifax, Nova Scotia, Canada B3H 1H4
(Address of Principal Executive Offices)

(902) 478-5065

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X] No[  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class - Common Stock, 7,189,000 shares outstanding as of May 14, 2008.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of City Language Exchange, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2007, previously filed with the Commission, which are included in the Company’s Annual Report filed on Form 10-KSB.

CITY LANGUAGE EXCHANGE, INC.
BALANCE SHEETS
March 31, 2008 and December 31, 2007
(unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Current Assets
Cash	$1,004	$1,254
Total Current Assets	1,004	1,254

Equipment, net of accumulated depreciation of $717 and $633, respectively	753	837

Total Assets	$1,757	$2,091

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$2,500	$5,700
Total Current Liabilities	2,500	5,700

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock, $.000001, 20,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.000001 par value, 1,000,000,000
shares authorized, 7,189,000 shares issued
and outstanding at March 31, 2008 and December 31, 2007,	7	7
Additional paid-in capital	64,019	57,519
Accumulated deficit	(64,769)	(61,135)
Total Stockholders' Deficit	(743)	(3,609)

Total Liabilities and Stockholders' Deficit	$1,757	$2,091

See accompanying summary of accounting policies
and notes to financial statements

CITY LANGUAGE EXCHANGE, INC.
STATEMENTS OF EXPENSES
Three Months Ended March 31, 2008 and March 31, 2007
(unaudited)

	March 31,	March 31,
	2008	2007

REVENUE
Translation service income	$97	$1,590
Total revenue	97	1,590

EXPENSES
General & administrative	3,648	1,557
Depreciation expense	83	140
Total expenses	3,731	1,697

Net loss	$(3,634)	$(107)

Net loss per share - basic
And diluted	$(0.00)	$(0.00)

Weighted average share
outstanding - basic and diluted	7,189,000	7,000,000

See accompanying summary of accounting policies
and notes to financial statements

CITY LANGUAGE EXCHANGE, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and March 31, 2007
(unaudited)

	March 31, 2008	March 31, 2007
Cash Flows From Operating Activities:
Net loss	$(3,634)	$(107)

Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation	84	140
Changes in:
Accrued Expenses	(3,200)	0
Net Cash Provided By (Used In)Operating
Activities	(6,750)	33

Cash Flows From Financing Activities:
Contributed capital by owner	6,500	30
Net Cash Provided By Financing
Activities	6,500	30

Net increase (decrease) in cash	(250)	63
Cash at beginning of period	1,254	5,081
Cash at end of period	$1,004	$5,144

Supplemental Information:
Interest paid	$-	$-
Income taxes paid	-	-

See accompanying summary of accounting policies
and notes to financial statements

CITY LANGUAGE EXCHANGE, INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of City Language Exchange, Inc. (CLE) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2007 as reported in the Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

Since its inception, CLE has incurred losses and has been dependent on its majority owner to provide cash resources to fund its operations. As of March 31, 2008, CLE’s accumulated deficit was $64,769. Management has plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that CLE will be able to complete any of the above objectives. These factors raise substantial doubt regarding the CLE's ability to continue as a going concern.

NOTE 3 - EQUITY

During 2008, the chief executive officer of the Company contributed $6,500 for operating expenses. The amount is reflected as contributed capital.

NOTE 4 - SUBSEQUENT EVENTS

On April 14, 2008, Jonathan White, our President, Chief Executive Officer and Chief Financial Officer, privately sold 7,000,000 shares of common stock, constituting of 97.4% of the outstanding shares and all of the shares owned beneficially by him, to Vision Opportunity China LP, a Guernsey registered limited partnership. As a result of the privately-negotiated sale, a change in control occurred from Mr. White to Vision Opportunity China LP. Vision Opportunity China purchased the shares for a total of approximately $345,000 in cash, inclusive of related acquisition costs. The terms of the purchase and sale transaction were as a result of arm’s length negotiations between the parties. Neither party had any relationship with the other prior to this transaction.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 14, 2008, Jonathan White, our President, Chief Executive Officer and Chief Financial Officer, privately sold 7,000,000 shares of common stock, constituting of 97.4% of our outstanding shares and all of the shares owned beneficially by him, to Vision Opportunity China LP, a Guernsey registered limited partnership. As a result of the privately-negotiated sale, a change in control occurred from Mr. White to Vision Opportunity China LP. Vision Opportunity China purchased the shares for a total of approximately $345,000 in cash, inclusive of related acquisition costs. The terms of the purchase and sale transaction were as a result of arm’s length negotiations between the parties. Neither party had any relationship with the other prior to this transaction.

Three Months Ended March 31, 2008 and March 31, 2007

	March 31, 2008	March 31, 2007
Revenues:

Translation service income	$97	$1,590

Total Revenue	$97	$1,590

We had revenues of $97 for the three month period ending March 31, 2008 as compared to $1,590 for the three month period ending March 31, 2007. The 93.90% decrease is due to a falling-off in new registrations, leading to less matches and therefore less revenue. The causes seem to be twofold and related. First, once the most enthusiastic persons searching for language exchanges register, it can take additional time or new methods of advertising to bring in more participants. Second, when participant registration and matching drops off, so does the enthusiasm of the registrants, participants, referrers, and administrators. We have considered that this trend may be seasonal, in that people are less willing to venture out to meet a stranger for a language exchange in the cold and during the school term for students, than in the summer, when time is more available for most. We are hoping that continued administrator dedication and warming weather will lead to a rebound in revenues.

Expenses:

General and administrative expenses	$3,648	$1,557

We had $3,648 of general and administrative expenses for the three month period ending March 31, 2008 as compared to $1,557 of general and administrative expenses for the three month period ending March 31, 2007. This increase is due to professional expenses increasing by 100% from $0 for the three month period ending March 31, 2007 to $2,500 for the three month period ending March 31, 2008. The increase is due to the professional fees involved with public filings.

Depreciation expense	$84	$140

This expense will be a constant amount until more equipment is purchased.

Accordingly, we had the following total expenses and net operating income:

Total expenses	$3,732	$1,697
Net loss	$(3,634)	$(107)

We anticipate our primary expense, advertising expense, to rise as we continue to reach more translation clients through the internet, newspaper advertisements and other means of advertising.

Liquidity and Capital Resources

We have been dependent on our majority owner to provide cash resources to fund our operations. As of March 31, 2008, our accumulated deficit was $64,769.

We have provided for our cash requirements to date through financing provided by our President, who had contributed $6,500 in capital as of March 31, 2008.

We will need to secure a minimum of $10,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public, which funds will be used for business development and sales and marketing. Our management has plans to seek additional capital through private placements and public offerings of our common stock. There is no guarantee that we will be able to complete any of the above objectives. These factors raise substantial doubt regarding our ability to continue as a going concern.

Item 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not required.

Item 4T. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-KSB for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibits to the March 2007 Form SB-2 of City Language Exchange, Inc., File No. 333-141521).

Exhibit 3.2	Bylaws (incorporated by reference to Exhibits to the March 2007 Form SB-2 of City Language Exchange, Inc., File No. 333-141521).

Exhibit 4	Form of Common Stock Certificate of City Language Exchange, Inc. (incorporated by reference to Exhibits to the March 2007 Form SB-2 of City Language Exchange, Inc., File No. 333-141521).

Exhibit 11	Statement re computation of per share earnings (see Note 1 to Financial Statements on page 5).

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     CITY LANGUAGE EXCHANGE, INC.

Date: May 14, 2008
By: /s/ Jonny White
Jonny White
President, Chief
Executive Officer and Chief Financial Officer
(principal executive officer, and
principal financial and accounting officer)