Form 10-Q
period 2008-06-30
CITY LANGUAGE EXCHANGE INC
filed 2008-08-13
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-141521

City Language Exchange Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5433090
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6021 Roxton Road, Halifax, Nova Scotia, Canada B3H 1H4
(Address of Principal Executive Offices) (Zip Code)

(902) 478-5065
(Registrant’s Telephone Number, Including Area Code)

__________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class - Common Stock, 35,945,000 shares outstanding as of August 13, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITY LANGUAGE EXCHANGE INCORPORATED
BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$172	$1,254
Total Current Assets	172	1,254
Equipment, net of accumulated depreciation of $801 and $633	669	837
Total Assets	$841	$2,091

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$0	$5,700
Total Current Liabilities	0	5,700
Commitments and contingencies	-	-
Stockholders' Equity (Deficit)
Preferred stock, $.0001, 20,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000
shares authorized, 35,945,000 shares issued
and outstanding June 30, 2008 and December 31, 2007	3,595	3,595
Additional paid-in capital	62,931	53,931
Accumulated deficit	(65,685)	(61,135)
Total Stockholders' Equity (Deficit )	841	(3,609)
Total Liabilities and Stockholders' Equity (Deficit)	$841	$2,091

See accompanying notes to financial statements

CITY LANGUAGE EXCHANGE INCORPORATED
STATEMENTS OF OPERATIONS
Six Months and Three Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE
Translation service income	$60	$1,590	$156	$2,500
Total revenue	60	1,590	156	2,500

EXPENSES
General & administrative	891	1,557	4,538	36,888
Depreciation expense	84	140	168	280
Total expenses	975	1,697	4,706	37,168

Net loss	$(915)	$(107)	$(4,550)	$(34,668)

Net loss per share - basic
and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares
outstanding - basic and diluted	35,945,000	35,000,000	35,945,000	35,000,000

See accompanying notes to financial statements

CITY LANGUAGE EXCHANGE INCORPORATED
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	June 30, 2008	June 30, 2007
Cash Flows From Operating Activities:
Net loss	$(4,550)	$(34,668)

Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation	168	280
Changes in:
Accrued Expenses	(5,700)	(1,746)
Net Cash Used In Operating
Activities	(10,082)	(36,134)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	18,900
Contributed capital by owner	9,000	17,280
Net Cash Provided By Financing
Activities	9,000	36,180

Net increase (decrease) in cash	(1,082)	46
Cash at beginning of period	1,254	5,081
Cash at end of period	$172	$5,127

Supplemental Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements

CITY LANGUAGE EXCHANGE INCORPORATED
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of City Language Exchange Incorporated, (CLE), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in City Language Exchange’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2007 as reported in the Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

Since its inception, CLE has incurred losses and has been dependent on its majority owner to provide cash resources to fund its operations. As of June 30, 2008, CLE’s accumulated deficit was $65,685. Management has plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that CLE will be able to complete any of the above objectives. These factors raise substantial doubt regarding CLE's ability to continue as a going concern.

NOTE 3 - EQUITY

During 2008, the chief executive officer of CLE contributed $6,500 for operating expenses and the assistant secretary contributed $2,500 for operating expenses. The amount is reflected as contributed capital.

NOTE 4 - CHANGE IN CONTROL

On April 14, 2008, Jonathan White, CLE’s President, Chief Executive Officer and Chief Financial Officer, privately sold 7,000,000 shares of common stock, constituting 97.4% of the outstanding shares and all of the shares owned beneficially by him, to Vision Opportunity China LP, a Guernsey registered limited partnership. As a result of the privately-negotiated sale, a change in control occurred from Mr. White to Vision Opportunity China LP. Vision Opportunity China purchased the shares for a total of approximately $345,000 in cash, inclusive of related acquisition costs. The terms of the purchase and sale transaction were as a result of arm’s length negotiations between the parties. Neither party had any relationship with the other prior to this transaction.

This change in control has resulted in a limitation on CLE’s ability to utilize its entire net operating loss which amounts to approximately $66,000 as of June 30, 2008. The valuation of CLE’s deferred tax asset and related valuation allowance as a result of this limitation has not been determined.

NOTE 5 - SUBSEQUENT EVENTS

On July 1, 2008, CLE effected a 5-for-1 forward split of its outstanding shares of common stock, thereby increasing the number of shares of common stock outstanding from 7,189,000 shares to 35,945,000 shares and changing the par value from $.000001 to $.0001. All references to shares (except shares authorized) and per share information in these financial statements and footnotes have been adjusted to reflect the forward stock split on a retroactive basis.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q for the six months ended June 30, 2008, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning our expectations regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this quarterly report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. You should not place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. In addition, the forward-looking statements in this quarterly report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of our company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

An investment in our common stock involves a high degree of risk. Stockholders and prospective purchasers should carefully consider the risk factors in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, filed with the SEC on March 31, 2008, as well as other information contained in our other periodic filings with the SEC. If any of the risks described therein actually occur, our business could be materially harmed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

On April 14, 2008, Jonny White, our President, Chief Executive Officer and Chief Financial Officer, privately sold 7,000,000 shares of common stock, constituting 97.4% of our outstanding shares and all of the shares owned beneficially by him, to Vision Opportunity China LP, a Guernsey registered limited partnership. As a result of the privately-negotiated sale, a change in control occurred from Mr. White to Vision Opportunity China LP. Vision Opportunity China purchased the shares for a total of approximately $345,000 in cash, inclusive of related acquisition costs. The terms of the purchase and sale transaction were as a result of arm’s length negotiations between the parties. Neither party had any relationship with the other prior to this transaction.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included under Item 1 of this report.

Results of Operations - Six Months ended June 30, 2008 and June 30, 2007

	June 30, 2008	June 30, 2007
Revenues:
Translation service income	$156	$2,500
Total Revenue	$156	$2,500

We had revenues of $156 for the six month period ending June 30, 2008 as compared to $2,500 for the six month period ending June 30, 2007. The 93.8% decrease is due to a falling-off in new registrations, leading to less matches and therefore less revenue. The causes seem to be twofold and related. First, once the most enthusiastic persons searching for language exchanges register, it can take additional time or new methods of advertising to bring in more participants. Second, when participant registration and matching drops off, so does the enthusiasm of the registrants, participants, referrers, and administrators. We have considered that this trend may be seasonal, in that people are less willing to venture out to meet a stranger for a language exchange in the cold and during the school term for students, than in the summer, when time is more available for most. We are hoping that continued administrator dedication and warming weather will lead to a rebound in revenues.

Expenses:

General and administrative expenses	$4,538	$36,888

We had $4,538 of general and administrative expenses for the six month period ending June 30, 2008 as compared to $36,888 for the six month period ending June 30, 2007. This 87.7% decrease is primarily due to professional expenses involved with public filings being significantly less in the 2008 period.

Depreciation expense	$168	$280

We had $168 of depreciation expense for the six month period ending June 30, 2008 as compared to $280 for the six month period ending June 30, 2007, a decrease 0f 40.0%.

Accordingly, we had the following total expenses and net operating income:

Total expenses	$4,706	$37,168
Net loss	$(4,550)	$(34,668)

Liquidity and Capital Resources

We have been dependent on our officers, directors and significant stockholders to provide cash resources to fund our operations. As of June 30, 2008, our accumulated deficit was $65,685.

We have provided for our cash requirements to date through financing provided by our President, who had contributed this year $6,500, and our assistant secretary, who had contributed this year $2,500 in capital as of June 30, 2008.

We will need to secure a minimum of $10,000 in funds to finance our business in the next 12 months, in addition to the funds which we will use to make the required filings as a public reporting company, which funds will be used for business development and sales and marketing. Our management has plans to seek additional capital through private placements and public offerings of our common stock. We cannot assure you that we will be able to complete any of the above objectives. These factors raise substantial doubt regarding our ability to continue as a going concern.

Impact of Inflation

We expect to be able to pass inflationary increases in any of our costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Although our operating history is limited, we suspect that demand for our services may be somewhat seasonal in that people are less willing to venture out to meet a stranger for a language exchange in the cold and during the school term for students than in the summer, when time is more available for most; however, we have not documented this or verified that this is the case.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.  Quantitative and Qualitative Analysis About Market Risk

Not required.

Item 4T. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

We recognize the importance of internal controls. As we are currently a company with limited ongoing financial operations, our management is making an effort to mitigate this material weakness to the fullest extent possible. At present this is done by having the Chief Executive Officer review our financial statements, account reconciliations and accounts payable reports that have been prepared by our financial consultant for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weakness, we will immediately implement it. As we grow in size and as our finances allow, our management will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our financial consultant.

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

In the quarter ended June 30, 2008, our board of directors and stockholders owning in excess of a majority of the voting power of our outstanding shares approved, and we filed, a Certificate of Amendment of the Certificate of Incorporation. The Certificate of Amendment:

•	changed our authorized capital stock to 100 million shares of common stock, par value $.0001 per share, and 20 million shares of preferred stock, par value $.0001 per share; and

•	added a section limiting the liability of directors of our company.

Upon the filing of the Certificate of Amendment, we effected a 5-for-1 forward stock split of our outstanding shares of common stock, with a payment date of July 1, 2008 for the forward stock split. As a result, we currently have 35,945,000 shares of common stock outstanding.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Certificate of Incorporation (1).

Exhibit 3.2	Bylaws (1).

Exhibit 3.3	Certificate of Amendment of the Certificate of Incorporation (2).

Exhibit 4.1	Form of Common Stock Certificate of City Language Exchange Incorporated (1).

Exhibit 11.1	Statement re computation of per share earnings (see Note 1 to Financial Statements on page 5).

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to the exhibits included with our Registration Statement on Form SB-2, File No. 333-141521, filed with the U.S. Securities and Exchange Commission on March 22, 2007.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated June 23, 2008, and filed with the U.S. Securities and Exchange Commission on June 27, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY LANGUAGE EXCHANGE INCORPORATED

Date: August 13, 2008	By:	/s/ Jonny White
Jonny White President, Chief Executive Officer and Chief Financial Officer (principal executive officer, and principal financial and accounting officer)