Form 10-Q
period 2008-09-30
CITY LANGUAGE EXCHANGE INC
filed 2008-11-13
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Class – Common Stock, 35,945,000 shares outstanding as of November 6, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CITY LANGUAGE EXCHANGE INCORPORATED
BALANCE SHEETS
September 30, 2008 and December 31, 2007
(unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Current Assets
Cash	$7	$1,254
Due from related party	165	-
Total Current Assets	172	1,254

Equipment, net of accumulated depreciation of $885 and $633	586	837

Total Assets	$758	$2,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$955	$5,700
Total Current Liabilities	955	5,700

Commitments and contingencies	-

Stockholders’ Equity (Deficit)
Preferred stock, $.0001, 20,000,000 shares
authorized, none issued and outstanding	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 35,945,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007	3,595	3,595
Additional paid-in capital	62,931	53,931
Deficit accumulated during development stage	(66,723)	(61,135)
Total Stockholders’ Equity (Deficit)	(197)	(3,609)

Total Liabilities and Stockholders’ Equity (Deficit)	$758	$2,091

See accompanying notes to financial statements

CITY LANGUAGE EXCHANGE INCORPORATED
STATEMENTS OF OPERATIONS
Nine Months and Three Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUE
Translation service income	$-	$30	$156	$2,530
Total revenue	-	30	156	2,530

EXPENSES
General & administrative	955	4,958	5,493	41,846
Depreciation expense	84	140	252	420
Total expenses	1,039	5,098	5,745	42,266

Net loss	$(1,039)	$(5,068)	$(5,589)	$(39,736)

Net loss per share – basic
and diluted	$0.00	$0.00	$(0.00)	$(0.01)

Weighted average share
outstanding – basic and
diluted	35,945,000	35,945,000	35,945,000	35,526,155

See accompanying notes to financial statements

CITY LANGUAGE EXCHANGE INCORPORATED
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	September 30, 2008	September 30, 2007
Cash Flows From Operating Activities:
Net loss	$(5,589)	$(39,736)

Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation	252	420
Changes in:
Accrued Expenses	(4,745)	(1,746)
Net Cash Used In Operating
Activities	(10,082)	(41,062)

Cash Flows From Investing Activities:
Advance to officer	(165)	-
Net Cash Used in Investing Activities	(165)	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	18,900
Contributed capital by owner	9,000	22,280
Net Cash Provided By Financing
Activities	9,000	41,180

Net increase (decrease) in cash	(1,247)	118
Cash at beginning of period	1,254	5,081
Cash at end of period	$7	$5,199

Supplemental Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements

CITY LANGUAGE EXCHANGE INCORPORATED
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of City Language Exchange Incorporated (“CLE”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in CLE’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2007 as reported in the Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

Since its inception, CLE has incurred losses and has been dependent on its majority owner to provide cash resources to fund its operations. As of September 30, 2008, CLE’s accumulated deficit was $66,723. Management has plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that CLE will be able to complete any of the above objectives. These factors raise substantial doubt regarding CLE’s ability to continue as a going concern.

NOTE 3 - EQUITY

During 2008, the chief executive officer of CLE contributed $6,500 for operating expenses and the assistant secretary contributed $2,500 for operating expenses. The amount is reflected as contributed capital.

NOTE 4 – CHANGE IN CONTROL, INCREASE IN CAPITALIZATION AND FORWARD STOCK SPLIT

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

This change in control has resulted in a limitation on CLE’s ability to utilize its entire net operating loss which amounts to approximately $66,723 as of September 30, 2008. The valuation of CLE’s deferred tax asset and related valuation allowance as a result of this limitation has not been determined.

On June 23, 2008, CLE filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of the State of Delaware decreasing the total capital stock the company is authorized to issue to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, and at the same time setting the par value for both the common stock and the preferred stock to $.0001 per share.

On July 1, 2008, CLE effected a 5-for-1 forward split of its outstanding shares of common stock, thereby increasing the number of shares of common stock outstanding from 7,189,000 shares to 35,945,000 shares. All references to shares (except shares authorized) and per share information in these financial statements and footnotes have been adjusted to reflect the forward stock split on a retroactive basis.

NOTE 5 – RELATED PARTY TRANSACTIONS

During September 2008, CLE advanced the president of CLE $165.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q for the nine months ended September 30, 2008, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning our expectations regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this quarterly report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. You should not place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. In addition, the forward-looking statements in this quarterly report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of our company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

On June 23, 2008, we amended our certificate of incorporation decreasing the total capital stock we are authorized to issue to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, and at the same time setting the par value for both the common stock and the preferred stock to $.0001 per share.

On July 1, 2008, we effected a 5-for-1 forward split of our outstanding shares of common stock, thereby increasing the number of shares of common stock outstanding from 7,189,000 shares to 35,945,000 shares.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included under Item 1 of this report.

Results of Operations – Nine Months ended September 30, 2008 and September 30, 2007

	September 30, 2008	September 30, 2007

Revenues:

Translation service income	$156	$2,530

Total Revenue	$156	$2,530

We had revenues of $156 for the nine month period ending September 30, 2008 as compared to $2,530 for the nine month period ending September 30, 2007. The 93.8% decrease is due to a falling-off in new registrations, leading to less matches and therefore less revenue. The causes seem to be twofold and related. First, once the most enthusiastic persons searching for language exchanges register, it can take additional time or new methods of advertising to bring in more participants. Second, when participant registration and matching drops off, so does the enthusiasm of the registrants, participants, referrers, and administrators. We are hoping that continued administrator dedication will lead to a rebound in revenues.

Expenses:

General and administrative expenses	$5,493	$41,846

We had $5,493 of general and administrative expenses for the nine month period ending September 30, 2008 as compared to $41,846 for the nine month period ending September 30, 2007. This 86.9% decrease is primarily due to professional expenses involved with public filings being significantly less in the 2008 period.

Depreciation expense	$252	$420

We had $252 of depreciation expense for the nine month period ending September 30, 2008 as compared to $420 for the nine month period ending September 30, 2007, a decrease of 40.0%.

Accordingly, we had the following total expenses and net operating income:

Total expenses	$5,745	$42,266

Net loss	$(5,589)	$(39,736)

Liquidity and Capital Resources

We have been dependent on our officers, directors and significant stockholders to provide cash resources to fund our operations. As of September 30, 2008, our accumulated deficit was $66,723.

We have provided for our cash requirements to date through financing provided by our President, who had contributed this year $6,500, and our assistant secretary, who had contributed this year $2,500 in capital as of September 30, 2008.

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

Item 3.  Quantitative and Qualitative Analysis About Market Risk

Not required.

Item 4T. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the three months ended September 30, 2008.

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

CITY LANGUAGE EXCHANGE INCORPORATED

Date: November 7, 2008	By:	/s/ Jonny White
Jonny White
President, Chief
Executive Officer and Chief Financial Officer
(principal executive officer, and
principal financial and accounting officer)