Form 10-K
period 2008-12-31
CITY LANGUAGE EXCHANGE INC
filed 2009-03-23
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number: 333-141521

City Language Exchange, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5433090
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6021 Roxton Road
Halifax, Nova Scotia, Canada	B3H 1H4
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (904) 478-5065

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2008, was $9,450 based on the sale price of the shares in a private resale transaction completed on April 14, 2008, of $.05 per share.  The shares of our company did not trade publicly in 2008.

Number of shares outstanding of the registrant’s common stock as of March 20, 2009:  35,945,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

City Language Exchange, Inc.

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

Overview

City Language Exchange, Inc. was incorporated in the State of Delaware on August 28, 2006.  Our address is 6021 Roxton Road, Halifax, Nova Scotia, B3H 1H4, and our telephone number is (902) 478-5065. We have a website at www.SanFranciscoLanguageExchange.com. Nothing on this website is part of this annual report.

Business

City Language Exchange was formed to develop a business to provide people with an affordable form of language instruction. We match two native speakers of different languages - living in the same city - to routinely teach each other. This service will be offered separately in various cities.
For example, John is a native English-speaker living in San Francisco. He is interested in learning Japanese. Tomo is a native Japanese speaker who is also living in San Francisco. He wants to improve his English. Once matched by us, they are able to teach each other and learn for free as a mutually beneficial arrangement.

Since inception, we have been developing our business as follows:

•	A business plan and rough projections of financial statements were created based on that business plan and optimistic, pessimistic and expected levels of performance,

•	Bank accounts for the company were created once the company was incorporated,

•	A programmer was hired to consult on and construct the website in tandem with the owner, through which all of the business’ services are provided,

•	A public relations freelancer was hired to consult on and execute a marketing/PR plan, in tandem with the owner,

•	The owner, programmer and another consultant created the database through which registrants are stored, contacted and matched, and began online advertising,

•	The owner set up an online payment system for credit cards, and

•	Incoming registrants are presently matched while marketing efforts are being launched and will be ongoing.

We currently have over 3,100 registrants interested in matches and are focused on increasing that number primarily through online marketing. In 2008 and 2007, we generated $156 and $4,940 in revenues, respectively.  We expanded our services from simply operating in San Francisco to include New York, Los Angeles and Seattle in April 2007 and initially received a positive response to our service, particularly in New York. We created an automated matching program to save administrator hours in managing the larger number of registrants we expected to receive through the new cities.

In 2008, however, we have had a falling-off in new registrations, leading to less matches and, therefore, less revenue. The causes seem to be twofold and related. First, once the most enthusiastic persons searching for language exchanges register, it can take additional time or new methods of advertising to bring in more participants. Second, when participant registration and matching drops off, so does the enthusiasm of the registrants, participants, referrers, and administrators. We have considered that this trend may be seasonal, in that people are less willing to venture out to meet a stranger for a language exchange in the cold and during the school term for students, than in the summer, when time is more available for most. We are hoping that continued administrator dedication and warming weather will lead to a rebound in revenues.  Our testing is currently focused on the best methods to bring in additional registrants, focusing on foreign language speakers, by creating translations of the site and advertising in other languages, to match the number of existing registrants who are primarily English speakers. Online marketing has proven to be the most effective means of bringing in registrants, based on surveys asking where registrants heard about our business. We are also working to create more online publicity and advertising for the business as well as to improve the website’s “searchability” in all languages by page-ranking, signifying that when a consumer searches on Google for language instruction in San Francisco, the business’ website would come up higher on the list of potential websites.

Recent Developments

On April 14, 2008, Jonathan White, our President, Chief Executive Officer and Chief Financial Officer, privately sold 35,000,000 shares of our common stock, constituting 97.4% of our outstanding shares and all of the shares owned beneficially by him, to Vision Opportunity China LP, a Guernsey registered limited partnership.  As a result of the privately-negotiated sale, a change in control occurred from Mr. White to Vision Opportunity China LP.  Vision Opportunity China LP purchased the shares for a total of approximately $345,000 in cash, inclusive of related acquisition costs.

On June 23, 2008, pursuant to prior approvals by our board of directors and stockholders owning in excess of a majority of the voting power of our outstanding shares, we filed a Certificate of Amendment of the Certificate of Incorporation. The Certificate of Amendment:

•	changed our authorized capital stock to 100 million shares of common stock, par value $.0001 per share, and 20 million shares of preferred stock, par value $.0001 per share; and

•	added a section limiting the liability of directors of our company.

Simultaneous with the filing of the Certificate of Amendment, we effected a 5-for-1 forward stock split of our outstanding shares of common stock.  As a result, we currently have 35,945,000 outstanding shares of common stock.

On December 10, 2008, Vision Opportunity China LP privately sold 35,000,000 shares of our common stock, constituting 97.4% of our outstanding shares and all of the shares owned beneficially by it, to its affiliate, Vision Opportunity Master Fund, Ltd., a Cayman Islands company.  Vision Opportunity Master Fund purchased the shares for the same amount as Vision Opportunity China LP paid when it purchased those shares in April 2008, plus related costs in acquiring and holding such investment.

Service

Our service operates as follows:

•	A prospective customer registers on City Language Exchange’s website by submitting a web form,

•	The registrant’s data is gathered and stored electronically into our database,

•	The registrant is matched with another registrant of opposite linguistic ability and similar aspirations,

•	Both registrants are informed they have been selected for a match and are sent electronic invoices for the payment of their matching fee, and

•	Once both matching fees have been collected, both registrants are sent their new language exchange partner’s contact information.

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

Target Market

Although the potential language exchange market is broad and diverse, we have broken down our target market into native English speakers and non-English speakers.

Group 1 are native English speakers and are interested in learning or improving upon another language. We believe they will be generally between the ages of 16 and 65 and internationally minded. We anticipate that they usually have either specific linguistic goals or wish to take up language a hobby.

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

Marketing

We have four separate marketing programs:

Promote Online Searchability - As our potential customers’ main source of information about the corporation and its services will be our website, it is of the utmost importance that the website ranks highly on Internet search engines such as Google.com and Yahoo.com. Our online searchability has been increasing slowly but steadily as anticipated. Google searches, which are used 80% of the time by the American internet community, assign a search ranking based on a number of factors that allegedly include relevance, connectedness, and longevity of the site being searched. The ranking determines whether the page searched will appear first on the list of relevant pages or 500th. Our Google ranking using a few set searches has moved up consistently. We also purchased Google Adwords, which prove to be worth their cost in bringing in registrants.

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

Competition

The industry of language instruction products is highly competitive. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do. Competitors include traditional language instruction services, as well as competitors on the internet. If additional competitors enter the field, our market share may fail to increase or may decrease.

Competitors include those language-learning methods that involve human interaction such as private language schools, university language programs and private tutors; and those that don’t, such as language self-study textbooks, language-learning software and online language-learning websites. Our advantage over the former is price, and our advantage over the latter is effectiveness.

We also face competition from worldwide language exchange matching sites. Currently, the most well known of these websites include: Peerme.com, Zuiop.com, Expatriates.com and MyLanguageExchange.com.  All of these sites will allow a registrant to be matched for little or no cost. These sites, however, use very little advertising and do not hold a database of the registrants’ information, thus displaying the registrant’s contact information to the site’s viewers. These sites are also all international sites, thus spreading their customer base thin across the globe. Therefore, our advantages over these companies involve advertising, security and local-focus.

Employees

We currently have no other employees other than Mr. White. In his capacity as our President and Chief Financial Officer, Mr. White currently devotes approximately 20% of his time to our business.

Governmental Regulation

As an internet-based company, we are subject to privacy regulations. We are not aware of any other governmental regulations as to which it is subject.

ITEM 1A. RISK FACTORS

In addition to the other information provided in this annual report, you should carefully consider the following risk factors in evaluating our business before purchasing any of our common stock. All material risks are discussed in this section.

We have experienced net losses and have made limited sales and generated limited revenue to date. Therefore, you should not rely on our historical results of operations as an indication of our future performance.

During the period from inception on August 28, 2006 through December 31, 2008, we incurred a net loss of $114,523.  We had not made any sales and had no revenue during the period from inception on August 28, 2006 through December 31, 2006 from the sale of our language education services. We have subsequently generated $156 and $4,940 in revenues from the sale of our services in 2008 and 2007, respectively. Our future success is dependent on our ability to develop language education and other future products into a successful business, which depends upon wide-spread acceptance of and commercializing our products. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. We may never develop profitable operations. As a result, there is no assurance of future successful performance of our business.

Our poor financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable.

Our independent auditors have indicated in their audit report for the year ended December 31, 2008, that, due to our working capital deficiency, there is substantial doubt about our ability to continue as a going concern. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

If we are unable to obtain and maintain a high ranking for our website for key search terms within the major search engines, we may fail to create consumer awareness of our website and our revenues may be reduced.

Many of our sales will come from customers who arrive at our website after searching for key terms on Internet portals and search engines such as Google.com.  Establishing and maintaining relationships with leading Internet portals and search engines and optimizing our website to generate visitors from the major search engines is competitive and expensive. Since our inception, we have spent $6,840 on search engine optimization, website development and other online marketing which was equal to approximately 5.7% of all of our expenses incurred during the period. We have no marketing relationships established with any Internet portals. We expect that we will have to pay high fees to enter into relationships of this type. In addition, traffic to our websites could decline if our search ranking on Internet search engines or if the traffic to the website of an Internet portal on which we advertise decreases. A failure to maintain, expand or enter into Internet portal relationships or to establish additional online advertising relationships that generate a significant amount of traffic from other websites could prevent us from achieving significant sales or limit the growth of our business.

If our marketing and public relations efforts fail, our business may not achieve the interest and sales levels forecasted and our revenues may be reduced.

Attracting a large number of potential registrants to the website is essential to obtain a large number of these as registrants. Subsequently, registrants become matched and purchase our service and it is from these subscribers that the business’ revenues will come. Should we be unable to attract a large initial pool of potential registrants our ability to collect subscriptions will be reduced, which could decrease our revenues.

If our business reputation is damaged due to the actions of external factors over which we may have little or no control, including the performance of persons acting as matching partners for language education, our revenues could be reduced.

Promoting our business depends largely on the success of our marketing efforts and our ability to provide a consistent, positive customer experience. Our ability to provide a positive customer experience is dependent on external factors over which we may have little or no control, including the performance of our persons acting as matching partners for language education. Our failure to provide our customers with positive customer experiences for any reason could substantially harm our reputation. The failure of these activities could adversely affect our ability to attract new customers and maintain customer relationships and, as a result, substantially harm our business and reduce our revenues.

Competition from traditional and online retail companies with greater brand recognition and resources may reduce our gross margins or reduce our revenues.

The language teaching industry is highly competitive and if it increases, it may result in price pressure and reduced gross margins, any of which could substantially harm our business and results of operations. We compete with traditional language teaching services offered in brick and mortar buildings or other sites offering language-teaching services over the internet.

Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial, marketing and other resources. In addition, traditional facility-based teaching services offer consumers the ability to interact personally a manner that is not possible over the Internet.

In addition, larger, more established and better-capitalized entities may acquire, invest or partner with traditional and online competitors as use of the Internet and other online services increases. Our online competitors can duplicate many of the services and content we offer, which could harm our business and reduce our revenues.

Because our sales operation is dependent on having adequate credit card activity processing capacity with the major credit card companies and a credit card processor, restrictions imposed upon our credit card processing capacity by our processing company for reasons such as excess chargeback activity could result in our being unable to have customers pay us using credit cards which could reduce our revenue.

A third party credit card processor regulates our daily credit card sales order volume and sets limits as to the maximum daily sales volume it will process. In addition, credit card companies, such as Visa and MasterCard, and credit card processors typically maintain a record of the level of customer requests to have charges for our products reversed. The credit card companies and processors may impose increased deposit requirements and fines for high chargeback levels, may modify our daily sales volume limit, make a demand for additional reserves or even discontinue doing business with us. The direct response business is known for relatively high chargeback levels and we may experienced periods of higher than accepted levels of chargeback activity that could lead to fines and disruptions in credit card processing of customer orders. We will endeavor to maintain reasonable business practices and customer satisfaction, which we hope will in part, contribute to lower levels of chargeback activity. Restrictions imposed upon our credit card processing capacity by our processing company for reasons such as excess chargeback activity could result in our being unable to have customers pay us using credit cards which could reduce our revenue.

Because we are small and do not have much capital, we must limit marketing our services to potential customers. As a result, we may not be able to attract enough customers to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

Because we are small and do not have much capital, we must limit marketing our website to potential customers. We intend to generate revenue through the sale of our online language teaching matching services. Because we will be limiting our marketing activities, we may not be able to attract enough customers to purchase our services. If we cannot operate profitably, we may have to suspend or cease operations.

We believe that many consumers do not shop on the Internet because they believe their credit card information may be compromised. This will reduce our potential income.

We believe that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the US is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are inhibiting potential customers from purchasing goods and services on the Internet. Accordingly, many people who may want to use our matching service may not as a result of a belief that their credit card information could be compromised.

Because our largest stockholder controls our activities, it may cause us to act in a manner that is most beneficial to it and not to outside stockholders, which could cause us not to take actions that outside investors might view favorably.

Our largest stockholder owns approximately 97.4% of our outstanding common stock. As a result, it effectively controls all matters requiring director and stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers and related party transaction.  It also has the ability to delay or perhaps even block, by its ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

Our management decisions are made by our President and Chief Financial Officer, Jonathan White; if we lose his services, our revenues may be reduced.

The success of our business is dependent upon the expertise of our President, Jonathan White. Because Mr. White is essential to our operations, you must rely on his management decisions.  Mr. White will continue to control our business affairs after this filing. We have not obtained any key person life insurance relating to Mr. White. If we lose his services, we may not be able to hire and retain another President with comparable experience. As a result, the loss of Mr. White’s services could reduce our revenues.

The person responsible for managing our business, Jonathan White, will devote less than full time to our business, which may reduce our revenues.

We currently have no employees other than our President and Chief Financial Officer, Jonathan White. In his capacity as our President and Chief Financial Officer, Mr. White currently devotes approximately 20% of his time to our business.  Mr. White may not be able to devote the time necessary to our business to assure successful implementation of our business plan.

Because our common stock is considered a penny stock, any investment in our common stock is considered a high-risk investment and is subject to restrictions on marketability; you may be unable to sell your shares.

We are be subject to the penny stock rules adopted by the U.S. Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stock. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Because we do not have an audit or compensation committee, stockholders will have to rely on the entire board of directors, none of whom are independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors.  We do not have any audit or compensation committee. These functions are performed by the board of directors as a whole. All members of the board of directors are not independent directors. Thus, there is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Special Information Regarding Forward-Looking Statements

Some of the statements in this prospectus are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments. However, the Private Securities Litigation Reform Act of 1995 is not available to us as a penny stock issuer and thus we may not rely on the statutory safe harbor from liability for forward-looking statements. Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward looking statements does not apply to statements made in connection with this offering.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We currently occupy space in the residence of our President at 6021 Roxton Road, Halifax, Nova Scotia B3H 1H4, Canada.  No rent is charged.

We do not intend to renovate, improve or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 100,000,000 shares of common stock at a par value of $0.0001 per share. As of March 20, 2009, there were 35,945,000 shares of common stock issued and outstanding held by 34 shareholders of record.

Market Information

There is no established public trading market for our securities and a regular trading market may not develop or, if developed, may not be sustained. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities. Our securities are currently qualified for quotation on the OTC Bulletin Board under the symbol CLGX.OB, but are unpriced and have not traded.

OTC Bulletin Board Qualification for Quotation

To have our shares of common stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. We have been issued a trading symbol CLGX.OB, but no trading has yet commenced.

Dividends

Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of funds legally available. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. There are no restrictions in our certificate of incorporation or bylaws that prevent us from declaring dividends. Any future disposition of dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Preferred Stock

We are authorized to issue 20,000,000 shares of preferred stock in series as fixed by the board of directors with a par value of $0.0001 per share. As of the date of this annual report, there are no shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans or arrangements under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except as follows: 189,000 shares of our common stock were offered and sold in a private placement to accredited investors at a price equal to $18,900 that closed on February 1, 2007. The total offering price for the shares was $0.10 per share.  The private placement was exempt from registration under Section 4(2) of the Securities Act. In the offering, no general solicitation was made by us or any person acting on our behalf, the securities were sold subject to transfer restrictions, and the certificates for the shares contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom. There were no underwriting discounts or commissions.

Purchases of Equity Securities

No purchases of our own equity securities, either as a part of a publicly-announced plan or otherwise, were made during any month in 2008.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Information Regarding Forward-Looking Statements

Some of the statements in this Form 10-K are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this annual report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

Overview

In the online world, the Internet is increasingly being used as a tool to bring together people in real space and time. Email is used to coordinate meetings, and fast-growing sites such as Craigslist.com, Facebook.com, and Lavalife.com bring individuals together who otherwise would not meet. In the real world, we are experiencing the “global village phenomenon.”  Americans are becoming more aware of other places and cultures and people from more places and cultures are coming to America. These two factors make possible an online business uniquely designed to bring people together who are interested in learning about each other’s language and culture. This business is City Language Exchange.  We set up a website in each city we enter and use that website to connect individuals interested in exchanging languages. There are other websites that offer similar services online, but these fail where we will succeed for one of three reasons: (1) these sites do not collect any money for their matching services and, therefore, do not have the ability to market themselves, and users have not paid for the service and, therefore, have no vested interest in showing up for their match and do not know that the other party will show up; (2) these sites are nation- or world-wide, making finding a language exchange partner in your area unlikely and difficult; and (3) these sites offer online matching for online conversation and teaching, which puts barriers to communication between two people for whom it will already be somewhat difficult to communicate given the language barrier.

We have attempted to mitigate business development risks by creating the business while the language exchange niche remains unfilled, using a freelance programmer and a freelance public relations agent to create and market an attractive website, and scheduling our President’s time according to the needs of the business.

Plan of Operation

We currently have over 3,100 registrants interested in matches and are focused on increasing that number primarily through on line marketing. In 2008 and 2007, we generated $156 and $4,940 in revenues, respectively.  We expanded our services from simply operating in San Francisco to include New York, Los Angeles and Seattle in September 2007 and initially received a positive response to our service, particularly in New York. We created an automated matching program to save administrator hours in managing the larger number of registrants we expected to receive through the new cities.

In 2008, however, we have had a falling-off in new registrations, leading to less matches and, therefore, less revenue. The causes seem to be twofold and related. First, once the most enthusiastic persons searching for language exchanges register, it can take additional time or new methods of advertising to bring in more participants. Second, when participant registration and matching drops off, so does the enthusiasm of the registrants, participants, referrers, and administrators. We have considered that this trend may be seasonal, in that people are less willing to venture out to meet a stranger for a language exchange in the cold and during the school term for students, than in the summer, when time is more available for most. We are hoping that continued administrator dedication and warming weather will lead to a rebound in revenues.

As the business and its effective marketing is based entirely online, there is relatively little effort required to replicate the site for a new city. While we are currently capable of expanding to new cities rapidly, we wish to continue learning from our business and increasing the effectiveness of our service to ensure customer satisfaction and corresponding word of mouth marketing. We feel that the continued success of the business model will depend upon ensuring we can service each city we expand to, before increasing the managerial load. We added three cities (New York, Los Angeles and Seattle) in September 2007. New York and Los Angeles have added substantial target population to our market. While our target market has been increasing, we are finding that establishing ourselves in new cities takes some time to work out what areas are most conducive for matching and what online marketing is most effective to reach potential registrants in each city. The nature of networking and business sites in cities is such that while major players such as EBay or Facebook have a presence in every city, other social networking and exchange websites are more popular in one city than another.  Therefore, it takes some time to discover what sites the population of each city is visiting and setup advertising on these sites.

Analysis of Financial Condition and Results of Operations

We had revenues of $156 for the year ended December 31, 2008, and $4,940 for the year ended December 31, 2007.  There has been a downward turn of registrations by 97% comparing the year ended December 31, 2008 to the year ended December 31, 2007, due to a lack of consumer interest.

There were $53,209 of general and administrative expenses for the year ended December 31, 2008 as compared to $55,412 of general and administrative expenses for the year ended December 31, 2007.  The major components of these expenses were the professional expenses consisting of legal and accounting fees.  For the year ended December 31, 2008, professional fees were $44,382, which were 83% of the general and administrative fees for the same period.  This is an increase of 2% from the professional fees of $43,604 incurred for the year ended December 31, 2007. The professional fees paid during 2007 are 79% of the general and administrative expenses for the year ended December 31, 2007.  Contract labor and commissions comprise 16% of the general and administrative expenses from inception through December 31, 2007.  There were no contract labor and commission expenses during 2008.

Depreciation expense was $335 for the year ended December 31, 2008 as compared to $559 for the year ended December 31, 2007.

Total expenses were $53,544 for the year ended December 31, 2008 and $57,661 for the year ended December 31, 2007.

Total net loss was $53,388 for the year ended December 31, 2008 and $52,721 for the year ended December 31, 2007.

We anticipate our primary expense, professional expense, to remain steady as we continue our quarterly and annual filings.

Liquidity and Capital Resources

Since we are a development stage company, we have been dependent on our majority owner to provide cash resources to fund operations. As of December 31, 2008, our accumulated deficit was $114,523.

During 2008, Jonathan White contributed $6,500 for operating expenses and the assistant secretary contributed $2,500 for operating expenses.  Also, during 2008, Vision Opportunity China LP and Vision Opportunity Master Fund, Ltd. contributed $46,991 in the aggregate for operating expenses.  That amount is reflected as contributed capital.

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

Because of the need for additional funding, the lack of revenues in 2008, and the downturn in new registrations, management is currently looking for merger candidates.

Our independent auditors have indicated in their audit report for the year ended December 31, 2008, that, due to our working capital deficiency, there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements.

Critical Accounting Policies

Use of estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenue and expenses in the statements of operations. Actual results could differ from those estimates.

Cash and cash equivalents. For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2008 and 2007, cash consisted of monies held in checking accounts.

Property and equipment. Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is three years for equipment.

Income taxes. We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Revenue recognition. We generate revenue from the sales of their services in accordance with Staff Accounting Bulletin 101. The criteria for recognition is as follows: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

In accordance with the listed criteria, we generally recognize the revenue upon matching customers who have signed up for language services.

Net loss per share data. Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of any outstanding options and warrants would be anti-dilutive.  Basic net loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. For the years ended December 31, 2008 and 2007, we had no dilutive potential common shares.

Recently-issued accounting pronouncements. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for this Form 10-K follow the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Jonathan White, age 27, has been our President, Chief Financial Officer and sole Director since inception. He is currently a Ph.D. student in a distributed learning (distance) program at Fielding Graduate University. From August 2005 to February 2007, he was a graduate student at Saint Mary’s University. From May 2005 to August 2005, he was a (full-time) organizational psychology consultant for Assessment Strategies, which consults in selection procedures for government, business and universities. From February 2004 to the present date, he was a (part-time) contract consultant for FitPro, which consults in fitness, organizational health and wellness, special events, and charity events. From September 2004 to the present date, he was a (part-time and contract) researcher and teaching assistant at Saint Mary’s University. From March 2003 to September 2003, he was Youth Sailing Liaison for Nova Scotia Yachting Association, which promotes sailing in the province of Nova Scotia. From June 2002 to August 2002, he was Head Instructor of Queen’s Quay Yacht Club, which teaches sailing lessons and rents boats. In May 2003, he received an Honors Business Administration degree, with distinction from The Richard Ivey School of Business at The University of Western Ontario. In May 2003, he received a B.A. degree in psychology with distinction from The University of Western Ontario.

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
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

We were not subject to Section 16(a) during our fiscal year ended December 31, 2008, as we did not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and any other senior executive officers.  Jonny White, our President, has executed the Code of Ethics. A copy of the Code of Ethics was attached as an exhibit to our 2007 annual report on Form 10-K.

Changes to Nomination Process

There were no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

Audit Committee

We do not have a separately-designated audit committee. The entire board of directors serves as the audit committee of the company.  We do not have an “audit committee financial expert,” as defined in the applicable rules and regulations of the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Agreements

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2008, 2007 and 2006 by our sole officer.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Jonathan White	2008	-	-	-	-	-	-	-
President and Chief	2007	1,000	-	795	-	-	-	-
Financial Officer	2006	-	-	-	-	-	-	-

Employment Agreements

We do not have an employment agreement with Jonathan White or any other officer or employee.

Director Compensation

We do not pay our sole director any fees or other compensation for serving as a director. We have not granted any stock options or stock awards to our sole director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 25, 2009, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our executive officers and directors as a group.

Shares of Common Stock
Names and Address	Beneficially Owned
of Beneficial Owner	Number	Percent

Vision Opportunity Master Fund, Ltd.	35,000,000	97.4%

Jonathan White	—	—

All directors and named executive officers as a group (1 person)	—	—

The table above is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, each of the shareholders named in the table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  The address for Vision Opportunity Master Fund, Ltd. is c/o Citi Hedge Fund Services (Cayman) Limited, Cayman Corporate Centre, 27 Hospital Road, 5th Floor, Grand Cayman KY1-1109, Cayman Islands.

Except as set forth above, applicable percentages are based upon 35,945,000 shares of common stock outstanding as of March 25, 2009.

The information presented above regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed above have sole voting and investment power with respect to the shares shown.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of the company.

We do not have a compensation plan under which equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

During September 2008, we advanced Mr. White $165 and, in October 2008, he repaid the advance.

Beginning April 14, 2008, when Vision Opportunity China LP purchased 35,000,000 shares of our common stock, Vision Opportunity China LP paid our operating expenses.  Since December 10, 2008, when Vision Opportunity Master Fund, Ltd. purchased all of Vision Opportunity China LP’s shares in our company, Vision Opportunity Master Fund, Ltd. has paid our operating expenses.

Director Independence

Our sole director, Jonathan White, is not independent under Nasdaq guidelines because he is an executive officer of the company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end December 31, 2008:	$12,963

For fiscal year end December 31, 2007:	$20,250

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description
3.1*	Articles of Incorporation.

3.2*	Bylaws.

4.1*	Form of Common Stock Certificate.

14.1**	Code of Ethics.

21.1**	Subsidiaries of Registrant.

31.1	Certification as Adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference from our Registration Statement on Form SB-2, filed with the U.S. Securities and Exchange Commission on March 22, 2007, effective on April 4, 2007.

**	Incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY LANGUAGE EXCHANGE, INC.

Date: March 20, 2009	By:	/s/ Jonathan White
Jonathan White
President and Chief Financial Officer
(principal executive officer and principal
financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2009	/s/ Jonathan White
Jonathan White
President, Chief Financial Officer
and Director
(principal executive officer and principal
financial and accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
City Language Exchange, Inc.
(A Development Stage Company)
Halifax, Nova Scotia, Canada

We have audited the accompanying balance sheets of City Language Exchange, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from August 28, 2006 (inception) through December 31, 2008. These financial statements are the responsibility of City Language Exchange, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of City Language Exchange, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from August 28, 2006 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone & Bailey, PC
MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 20, 2009

CITY LANGUAGE EXCHANGE, INC.
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	DECEMBER 31,	DECEMBER 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$173	$1,254

FIXED ASSETS
Equipment, net of accumulated depreciation of $968 and $633, respectively	502	837

TOTAL ASSETS	$675	2,091

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities	$1,681	$5,700

TOTAL LIABILITIES	1,681	5,700

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 35,945,000 shares issued and outstanding at December 31, 2008 and December 31, 2007	3,595	3,595
Additional paid in capital	109,922	53,931
Deficit accumulated during the development stage	(114,523)	(61,135)

TOTAL STOCKHOLDERS' DEFICIT	(1,006)	(3,609)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$675	$2,091

The accompanying notes are an integral part of these financial statements.

CITY LANGUAGE EXCHANGE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD
FROM AUGUST 28, 2006 (INCEPTION) THROUGH DECEMBER 31, 2008

			AUGUST 28, 2006
			(INCEPTION)
			THROUGH
	2008	2007	DECEMBER 31, 2008

REVENUE
Translation services	$156	$4,940	$5,096

OPERATING EXPENSES
General & administrative	53,209	55,412	116,961
Commissions	-	1,690	1,690
Depreciation expense	335	559	968
Total operating expenses	53,544	57,661	119,619

NET LOSS	$(53,388)	$(52,721)	$(114,523)

NET LOSS PER SHARE - BASIC & DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC & DILUTED	35,945,000	35,945,000

The accompanying notes are an integral part of these financial statements.

CITY LANGUAGE EXCHANGE, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM AUGUST 28, 2006 (INCEPTION) THROUGH DECEMBER 31, 2008

				Deficits
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Founders shares issued	35,000,000	$3,500	$-	$-	$3,500

Capital contribution	-	-	9,645	-	9,645

Net loss	-	-	-	(8,414)	(8,414)

Balance, December 31, 2006	35,000,000	3,500	9,645	(8,414)	4,731

Common stock issued for cash	945,000	95	18,805	-	18,900

Capital contribution	-	-	25,481	-	25,481

Net loss	-	-	-	(52,721)	(52,721)

Balance, December 31, 2007	35,945,000	3,595	53,931	(61,135)	(3,609)

Capital contribution	-	-	55,991	-	55,991

Net loss	-	-	-	(53,388)	(53,388)

Balance, December 31, 2008	35,945,000	$3,595	$109,922	$(114,523)	$(1,006)

The accompanying notes are an integral part of these financial statements.

CITY LANGUAGE EXCHANGE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD FROM AUGUST 28, 2006
(INCEPTION) THROUGH DECEMBER 31, 2008

			INCEPTION
			THROUGH
	2008	2007	DECEMBER 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,388)	$(52,721)	$(114,523)
Adjustments
Depreciation	335	559	968
Increase (Decrease) of accrued liabilities	(4,019)	3,954	1,681
Net cash (used in) operating activities	(57,072)	(48,208)	(111,874)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,470)
Net cash (used in) investing activities	-	-	(1,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	18,900	18,900
Contribution of capital	55,991	25,481	94,617
Net cash provided by financing activities	55,991	44,381	113,517

NET INCREASE (DECREASE) IN CASH	$(1,081)	$(3,827)	$173

CASH, BEGINNING OF PERIOD	1,254	5,081	-

CASH, END OF PERIOD	$173	$1,254	$173

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CITY LANGUAGE EXCHANGE, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. City Language Exchange, Inc (“CLE”) was organized in Delaware on August 8, 2006 as a corporation. CLE is authorized to issue 100,000,000 shares of .0001 par value common stock and 20,000,000 shares of .0001 par value preferred stock. CLE is a web based cultural integration service which matches people of different cultural backgrounds for effective, efficient and inexpensive language exchange meetings. CLE charges a one-time fee for this matching service.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenue and expenses in the statements of operations. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, CLE considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2008 and 2007, cash consisted of monies held in checking accounts.

Property and Equipment. Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is three years for equipment.

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

Revenue Recognition. The Company generates revenue from the sales of their services in accordance with Staff Accounting Bulletin 101. The criteria for recognition is as follows: (1) Persuasive evidence of an arrangement exists; (2) Delivery has occurred or services have been rendered; (3) The seller’s price to the buyer is fixed or determinable, and (4) Collectability is reasonably assured.

In accordance with the listed criteria, the Company generally recognizes the revenue upon matching customers who have signed up for language services.

Net Loss Per Share Data. Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of any outstanding options and warrants would be anti-dilutive.  Basic net loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. For the years ended December 31, 2008 and 2007, CLE had no dilutive potential common shares.

Recently-Issued Accounting Pronouncements. CLE does not expect the adoption of recently issued accounting pronouncements to have a significant impact on CLE’s results of operations, financial position or cash flows.

NOTE 2 - INCOME TAXES

CLE uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2008, CLE incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $49,754 at December 31, 2008, and will expire in year 2027.

At December 31, 2008 and 2007, deferred tax assets consisted of the following:

	December 31,
	2008	2007
Deferred tax assets	$16,916	$21,350
Less: valuation allowance	(16,916)	(21,350)

Net deferred tax asset	$-	$-

NOTE 3 - GOING CONCERN

Since its inception, CLE has incurred losses and has been dependent on its majority owner to provide cash resources to fund its operations. As of December 31, 2008, CLE’s accumulated deficit was $114,523. Management has plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that CLE will be able to complete any of the above objectives. These factors raise substantial doubt regarding CLE's ability to continue as a going concern.

NOTE 4 - EQUITY

During 2007, CLE issued 35,000,000 common founder shares to the chief executive officer of the company.

During 2007, the chief executive officer of the company contributed $25,481 for operating expenses.  The amount is reflected as contributed capital.

During 2007, CLE sold 945,000 shares of common stock to a third party for $18,900.

During 2008, the president of CLE contributed $6,500 for operating expenses and the non-employee assistant secretary contributed $2,500 for operating expenses. Vision Opportunity China LP and Vision Opportunity Master Fund, Ltd. contributed $46,991 in the aggregate for operating expenses.  Total amount of $55,991 is reflected as contributed capital.

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

NOTE 5– CHANGE IN CONTROL

On April 14, 2008, Jonathan White, CLE’s President, Chief Executive Officer and Chief Financial Officer, privately sold 35,000,000 shares of common stock, constituting 97.4% of the outstanding shares and all of the shares owned beneficially by him, to Vision Opportunity China LP, a Guernsey registered limited partnership. As a result of the privately-negotiated sale, a change in control occurred from Mr. White to Vision Opportunity China LP. Vision Opportunity China LP purchased the shares for a total of approximately $345,000 in cash, inclusive of related acquisition costs. The terms of the purchase and sale transaction were as a result of arm’s length negotiations between the parties. Neither party had any relationship with the other prior to this transaction.

On December 10, 2008, Vision Opportunity China LP privately sold 35,000,000 shares of our common stock, constituting 97.4% of our outstanding shares and all of the shares owned beneficially by it, to its affiliate, Vision Opportunity Master Fund, Ltd., a Cayman Islands company.  Vision Opportunity Master Fund, Ltd. purchased the shares for the same amount as Vision Opportunity China LP paid when it purchased those shares in April 2008, plus related costs in acquiring and holding such investment.

This change in control has resulted in a limitation on CLE’s ability to utilize its entire net operating loss which amounts to approximately $115,000 as of December 31, 2008. The valuation of CLE’s deferred tax asset and related valuation allowance as a result of this limitation was disclosed in Note 2.

NOTE 6 – RELATED PARTY TRANSACTIONS

During 2007, the president, Jonny White, received commissions of $795 and compensation of $1,000.

During September 2008, CLE advanced the president of CLE $165 and in October 2008, the president repaid the advance.

We currently occupy space in the residence of our president at 6021 Roxton Road, Halifax, Nova Scotia B3H 1H4, Canada.  No rent is charged.

Beginning April 14, 2008, when Vision Opportunity China LP purchased the president’s 35,000,000 shares of common stock, Vision Opportunity China LP paid our operating expenses.  Since December 10, 2008, when Vision Opportunity Master Fund, Ltd. purchased all of Vision Opportunity China LP’s shares in CLE, Vision Opportunity Master Fund, Ltd. has paid our operating expenses.  Total operating expenses paid by these entities on behalf of CLE were $46,991 during 2008.