Form 10-Q
period 2009-03-31
CITY LANGUAGE EXCHANGE INC
filed 2009-05-13
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ No ☐ (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No☐

As of May 13, 2009, there were 35,945,000 shares of the registrant’s common stock outstanding.

City Language Exchange Incorporated

TABLE OF CONTENTS

CITY LANGUAGE EXCHANGE, INC.
BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$173	$173

FIXED ASSETS
Equipment, net of accumulated depreciation of $1,156 and $968, respectively	314	502

TOTAL ASSETS	$487	$675

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities	$5,957	$1,681

TOTAL LIABILITIES	5,957	1,681

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding

Common stock, $0.0001 par value, 100,000,000 shares authorized, 35,945,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	3,595	3,595
Additional paid in capital	110,022	109,922
Deficit accumulated during the development stage	(119,087)	(114,523)

TOTAL STOCKHOLDERS' DEFICIT	(5,470)	(1,006)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$487	$675

The accompanying notes are an integral part of these financial statements.

CITY LANGUAGE EXCHANGE, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

(UNAUDITED)

	MARCH 31,	MARCH 31,
	2009	2008
REVENUE
Translation services	$-	$97

OPERATING EXPENSES
General & administrative	4,376	3,648
Depreciation expense	188	83
Total operating expenses	4,564	3,731

NET LOSS	$(4,564)	$(3,634)

NET LOSS PER SHARE - BASIC & DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	35,945,000	7,189,000

The accompanying notes are an integral part of these financial statements.

CITY LANGUAGE EXCHANGE, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

(UNAUDITED)

	MARCH 31,	MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,564)	$(3,634)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	188	84
Increase (Decrease) of accrued liabilities	4,276	(3,200)
Net cash (used in) operating activities	(100)	(6,750)

CASH FLOWS FROM FINANCING ACTIVITIES:

Contribution of capital	100	6,500
Net cash provided by financing activities	100	6,500

NET INCREASE (DECREASE) IN CASH	$-	$(250)

CASH, BEGINNING OF PERIOD	173	1,254

CASH, END OF PERIOD	$173	$1,004

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

CITY LANGUAGE EXCHANGE INCORPORATED
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of City Language Exchange Incorporated (“CLE”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in CLE’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2008 as reported in the Form 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

Since its inception, CLE has incurred losses and has been dependent on its majority owner to provide cash resources to fund its operations. As of March 31, 2009, CLE’s accumulated deficit was $119,087. Management has plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that CLE will be able to complete any of the above objectives. These factors raise substantial doubt regarding CLE's ability to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Since April 14, 2008, when Vision Opportunity China LP purchased the President’s 7,000,000 shares of common stock, Vision Opportunity China LP paid our operating expenses.  Since December 10, 2008, when Vision Opportunity Master Fund, Ltd. purchased all of Vision Opportunity China LP’s shares in CLE, Vision Opportunity Master Fund, Ltd. has paid our operating expenses. In 2009, expenses have been accrued (but not paid) in the amount of $5,957.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included under Item 1 of this report.

Results of Operations - Quarter ended March 31, 2009 compared to Quarter ended March 31, 2008

We had no revenue for the quarter ended March 31, 2009, and $97 for the quarter ended March 31, 2008.  There has been a downward turn of registrations by 100% comparing the quarter ended March 31, 2009, to the quarter ended March 31, 2008, due to a lack of consumer interest.

There were $4,376 of general and administrative expenses for the quarter ended March 31, 2009, as compared to $3,648 of general and administrative expenses for the quarter ended March 31, 2008.  The major components of these expenses were the professional expenses consisting of legal and accounting fees.  For the quarter ended March 31, 2009, professional fees were $3,814, which were 87.2% of the general and administrative fees for the same period.  This is an increase of 53% from the professional fees of $2,500 incurred for the quarter ended March 31, 2008. The professional fees paid during the 2008 quarter were 68.5% of the general and administrative expenses for the quarter ended March 31, 2008. There were no contract labor and commission expenses during the first quarter of 2009.

Depreciation expense was $188 for the quarter ended March 31, 2009, as compared to $83 for the quarter ended March 31, 2008.

Total expenses were $4,564 for the quarter ended March 31, 2009, and $3,731 for the quarter ended March 31, 2008.

Total net loss was $4,564 for the quarter ended March 31, 2009, and $3,634 for the quarter ended March 31, 2008.

We anticipate our primary expense, professional expense, to remain steady as we continue our quarterly and annual SEC filings.

Liquidity and Capital Resources

Since we are a development stage company, we have been dependent on our majority owner to provide cash resources to fund operations. As of March 31, 2009, our accumulated deficit was $119,087.

During 2008, Jonathan White contributed $6,500 for operating expenses and the assistant secretary contributed $2,500 for operating expenses.  Also, during 2008 and 2009, Vision Opportunity China LP and Vision Opportunity Master Fund, Ltd. contributed $47,091 in the aggregate for operating expenses.  That amount is reflected as contributed capital.

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

Item 3.   Quantitative and Qualitative Analysis About Market Risk

Not required

Item 4T. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

In order to remedy our existing internal control deficiencies,  as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently experienced in public company accounting to implement appropriate procedures for timely and accurate disclosures. We will also establish an audit committee and recruit members to serve on our board of directors.

Changes in Internal Control Over Financial Reporting

There were no charges in our internal control over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

Item 1A.  Risk Factors

Not required

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the quarter ended March 31, 2009.

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K:

Number	Description

3.1	Certificate of Incorporation. (1)

3.2	Bylaws. (1)

3.3	Certificate of Amendment of the Certificate of Incorporation. (2)

4.1	Form of Common Stock Certificate of City Language Exchange Incorporated. (1)

11.1	Statement re computation of per share earnings (see Note 1 to Financial Statements on page 5).

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.
________________

(1)	Incorporated by reference to the exhibits included with Registration Statement on Form SB-2, File No. 333-141521, filed with the U.S. Securities and Exchange Commission on March 22, 2007.

(2)	Incorporated by reference to the exhibits included with Current Report on Form 8-K, dated June 23, 2008, and filed with the U.S. Securities and Exchange Commission on June 27, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY LANGUAGE EXCHANGE INCORPORATED

Date: May 13, 2009	By:	/s/ Jonathan White
Jonathan White
President, Chief
Executive Officer and Chief Financial Officer
(principal executive officer and
principal financial and accounting officer)