Form 10-Q
period 2009-06-30
CITY LANGUAGE EXCHANGE INC
filed 2009-08-07
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☒ No ☐

As of August 6, 2009, there were 35,945,000 shares of the registrant’s common stock outstanding.

City Language Exchange Incorporated

TABLE OF CONTENTS

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$15,038	$173

FIXED ASSETS
Equipment, net of accumulated depreciation of $1,206 and $968 respectively	264	502

TOTAL ASSETS	$15,302	$675

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued liabilities - related party	$12,913	$1,681

TOTAL LIABILITIES	12,913	1,681

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 35,945,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	3,595	3,595
Additional paid in capital	131,063	109,922
Deficit accumulated during the development stage	(132,269)	(114,523)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,389	(1,006)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,302	$675

The accompanying notes are an integral part of these financial statements.

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
  STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008, AND THE PERIOD
FROM AUGUST 28, 2006 (INCEPTION) THROUGH JUNE 30, 2009
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		AUGUST 28, 2006 (INCEPTION)
	2009	2008	2009	2008	THROUGH JUNE 30, 2009

REVENUE
Translation services	$-	$60	$-	$156	$5,096

OPERATING EXPENSES
General & administrative	13,132	891	17,508	4,538	134,469
Commissions	-	-	-	-	1,690
Depreciation expense	50	84	238	168	1,206
Total Operating Expenses	13,182	975	17,746	4,706	137,365

NET LOSS	$(13,182)	$(915)	$(17,746)	$(4,550)	$(132,269)

NET LOSS PER SHARE - BASIC & DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	35,945,000	35,945,000	35,945,000	35,945,000
The accompanying notes are an integral part of these financial statements.

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008, AND THE PERIOD FROM AUGUST 28, 2006
(INCEPTION) THROUGH JUNE 30, 2009
(UNAUDITED)

	SIX MONTHS ENDING		INCEPTION
	JUNE 30,	JUNE 30,	THROUGH
	2009	2008	JUNE 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,746)	$(4,550)	$(132,269)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	238	168	1,206

Increase (Decrease) of accrued liabilities	11,232	(5,700)	12,913

Net cash (used in) operating activities	(6,276)	(10,082)	(118,150)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	-	-	(1,470)
Net cash (used in) investing activities	-	-	(1,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	18,900
Contribution of capital	21,141	9,000	115,758
Net cash provided by financing activities	21,141	9,000	134,658

NET INCREASE (DECREASE) IN CASH	$14,865	$(1,082)	$15,038

CASH, BEGINNING OF PERIOD	173	1,254	-

CASH, END OF PERIOD	$15,038	$172	$15,038

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CITY LANGUAGE EXCHANGE INCORPORATED
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of City Language Exchange Incorporated (“CLE”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in CLE’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2008 as reported in the Form 10-K have been omitted.

NOTE 2 - GOING CONCERN

Since its inception, CLE has incurred losses and has been dependent on its majority owner to provide cash resources to fund its operations. As of June 30, 2009, CLE’s accumulated deficit was $132,269. Management has plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that CLE will be able to complete any of the above objectives. These factors raise substantial doubt regarding CLE's ability to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Since April 14, 2008, when Vision Opportunity China LP purchased the President’s 7,000,000 shares of common stock, Vision Opportunity China LP paid our operating expenses.  Since December 10, 2008, when Vision Opportunity Master Fund, Ltd. purchased all of Vision Opportunity China LP’s shares in CLE, Vision Opportunity Master Fund, Ltd. has paid our operating expenses. In 2009, $21,141 of expenses have been paid by these entities on behalf of CLE and $12,913 of expenses have been accrued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included under Item 1 of this quarterly report.

Results of Operations - Three and Six Month Periods ended June 30, 2009 compared to Three and Six Month Periods ended June 30, 2008

We had no revenue for the three and six month periods ended June 30, 2009, compared to $60 for the three months and $156 for the six months ended June 30, 2008.  There has been a downward turn of registrations by 100% comparing the three and six month periods ended June 30, 2009 to the three and six month periods ended June 30, 2008, due to an apparent lack of consumer interest.

There were $13,132 of general and administrative expenses for the three months and $17,508  for the six months ended June 30, 2009, compared to $891 of general and administrative expenses for the three months and $4,538 for the six months ended June 30, 2008.  The major component of these expenses was professional expenses consisting of legal and accounting fees.  For the three months ended June 30, 2009, professional fees were $12,732, which was 96.95% of the general and administrative fees for that period.  This is an increase of 3,377.19% from the professional fees of $377 incurred for the three months ended June 30, 2008. The professional fees paid during the 2008 three-month period were 42.3% of the general and administrative expenses for the three months ended June 30, 2008. For the six months ended June 30, 2009, professional fees were $16,546, which was 94.51% of the general and administrative fees for that period.  This is an increase of 575.11% from the professional fees of $2,877 incurred for the six months ended June 30, 2008. The professional fees paid during the 2008 six-month period were 63.4% of the general and administrative expenses for the six months ended June 30, 2008.  There were no contract labor or commission expenses during the three and six month periods ended June 30, 2009.

Depreciation expense was $50 for the three months and $238 for the six months ended June 30, 2009, compared to $84 for the three months and $168 for the six months ended June 30, 2008.

Total operating expenses were $13,182 for the three months and $17,746 for the six months ended June 30, 2009, compared to $975 for the three months and $4,706 for the six months ended June 30, 2008.

Net loss was $13,182 for the three months and $17,746 for the six months ended June 30, 2009, compared to $(915) for the three months and $(4,550) for the six months ended June 30, 2008.

We anticipate  professional fees, our primary expense, to remain steady as we continue our current, quarterly and annual SEC filings.

Liquidity and Capital Resources

Since we are a development stage company, we have been dependent on our majority owner to provide cash resources to fund operations. As of June 30, 2009, our deficit accumulated during the development stage was $132,269.

During 2008, Jonathan White contributed $6,500 for operating expenses and the assistant secretary contributed $2,500 for operating expenses.  Also, during 2008 and 2009, Vision Opportunity China LP and Vision Opportunity Master Fund, Ltd. contributed $66,249 in the aggregate for operating expenses.

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

Item 3. Quantitative and Qualitative Analysis About Market Risk

Not required

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

In order to remedy our existing internal control deficiencies,  as soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of our financial reporting function.

(b) Changes in Internal Control Over Financial Reporting

There were no charges in our internal control over financial reporting during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the quarter ended June 30, 2009.

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K:

Number	Description

3.1	Certificate of Incorporation. (1)

3.2	Bylaws. (1)

3.3	Certificate of Amendment of the Certificate of Incorporation. (2)

4.1	Form of Common Stock Certificate of City Language Exchange Incorporated. (1)

11.1	Statement re computation of per share earnings (see Note 1 to Financial Statements on page 5).

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to the exhibits included with Registration Statement on FormSB-2, File No. 333-141521, filed with the U.S. Securities and Exchange Commission on March 22, 2007.

(2)	Incorporated by reference to the exhibits included with Current Report on Form 8-K, dated June 23, 2008, and filed with the U.S. Securities and Exchange Commission on June 27, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY LANGUAGE EXCHANGE INCORPORATED

Date: August 7, 2009	By:	/s/ Jonathan White
Jonathan White
President, Chief
Executive Officer and Chief Financial Officer
(principal executive officer and
principal financial and accounting officer)