Form 10-Q
period 2009-09-30
CITY LANGUAGE EXCHANGE INC
filed 2009-11-06
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☒ No☐

As of November 5, 2009, there were 35,945,000 shares of the registrant’s common stock outstanding.

City Language Exchange Incorporated

TABLE OF CONTENTS

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash	$5,089	$173

FIXED ASSETS
Equipment, net of accumulated depreciation of $1,206 and $968 respectively	214	502

TOTAL ASSETS	$5,303	$675

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued liabilities - related party	$150	$1,681

TOTAL LIABILITIES	150	1,681

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 35,945,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	3,595	3,595
Additional paid in capital	146,063	109,922
Deficit accumulated during the development stage	(144,505)	(114,523)

TOTAL STOCKHOLDERS’ DEFICIT	5,153	(1,006)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,303	$675

The accompanying notes are an integral part of these unaudited financial statements.

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE, SIX AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008, AND THE PERIOD

FROM AUGUST 28, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED		AUGUST 28, 2006
	SEPTEMBER 30,		SEPTEMBER 30,		(INCEPTION) THROUGH
	2009	2008	2009	2008	SEPTEMBER 30, 2009

REVENUE
Translation services	$-	$-	$-	$156	$5,096

OPERATING EXPENSES
General & administrative	12,185	955	29,694	5,493	146,655
Commissions	-	-	-	-	1,690
Depreciation expense	50	84	288	252	1,256
Total operating expenses	12,235	1,039	29,982	5,745	149,601

NET LOSS	$(12,235)	$(1,039)	$(29,982)	$(5,589)	$(144,505)

NET LOSS PER SHARE - BASIC & DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	35,945,000	35,945,000	35,945,000	35,945,000

The accompanying notes are an integral part of these unaudited financial statements.

CITY LANGUAGE EXCHANGE, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM AUGUST 28, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

				Deficits
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Founders shares issued	7,000,000	$7	$-	$-	$7

Capital contribution	-	-	13,138	-	13,138

Net loss	-	-	-	(8,414)	(8,414)

Balance, December 31, 2006	7,000,000	7	13,138	(8,414)	4,731

Common stock issued for cash	189,000	-	18,900	-	18,900

Capital contribution	-	-	25,481	-	25,481

Net loss	-	-	-	(52,721)	(52,721)

Balance, December 31, 2007	7,189,000	7	57,519	(61,135)	(3,609)

Adjustment for 1 to 5 stock split	28,756,000	3,588	(3,588)	-	-

Capital contribution	-	-	55,991	-	55,991

Net loss	-	-	-	(53,388)	(53,388)

Balance, December 31, 2008	35,945,000	3,595	109,922	(114,523)	(1,006)

Capital Contribution			36,141		36,141

Net loss				(29,982)	(29,982)

Balance, September 30, 2009	35,945,000	$3,595	$146,063	$(144,505)	$5,153

The accompanying notes are an integral part of these unaudited financial statements.

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008, AND THE PERIOD FROM AUGUST 28, 2006
(INCEPTION) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

	NINE MONTHS ENDED		INCEPTION
	SEPTEMBER 30,	SEPTEMBER 30,	THROUGH
	2009	2008	SEPTEMBER 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,982)	$(4,550)	$(144,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	288	168	1,256
Increase (Decrease) of accrued liabilities	(1,531)	(5,700)	150
Net cash (used in) operating activities	(31,225)	(10,082)	(143,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,470)
Net cash (used in) investing activities	-	-	(1,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	18,900
Contribution of capital	36,141	9,000	130,758
Net cash provided by financing activities	36,141	9,000	149,658

NET INCREASE (DECREASE) IN CASH	$4,916	$(1,082)	$5,089

CASH, BEGINNING OF PERIOD	173	1,254	-

CASH, END OF PERIOD	$5,089	$172	$5,089

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CITY LANGUAGE EXCHANGE INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

In accordance with the recent accounting pronouncement, ASC 855, CLE has had subsequent events evaluated through September 30, 2009 and also through the issuance date.

NOTE 2 - GOING CONCERN

Since its inception, CLE has incurred losses and has been dependent on its majority owner to provide cash resources to fund its operations. As of September 30, 2009, CLE’s accumulated deficit was $144,505. Management has plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that CLE will be able to complete any of the above objectives. These factors raise substantial doubt regarding CLE’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Since April 14, 2008, when Vision Opportunity China LP purchased the President’s 7,000,000 shares of common stock, Vision Opportunity China LP has paid our operating expenses.  Since December 10, 2008, when Vision Opportunity Master Fund, Ltd. purchased all of Vision Opportunity China LP’s shares in CLE, Vision Opportunity Master Fund, Ltd. has paid our operating expenses.  In 2009, $36,141 of expenses were paid by these entities on behalf of CLE which is reflected as contributed capital and $150 of expenses have been accrued.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included under Item 1 of this quarterly report.

Results of Operations - Three and Nine Month Periods ended September 30, 2009 compared to Three and Nine Month Periods ended September 30, 2008

We had no revenue for the three and nine month periods ended September 30, 2009, compared to zero revenue for the three months and $156 for the nine months ended September 30, 2008.  There has been a downward turn of registrations by 100% comparing the three and nine month periods ended September 30, 2009 to the three and nine month periods ended September 30, 2008, due to an apparent lack of consumer interest.

There were $12,185 of general and administrative expenses for the three months and $29,694 for the nine  months ended September 30, 2009, compared to $955 of general and administrative expenses for the three months and $5,493 for the nine months ended September 30, 2008.  The major component of these expenses was professional expenses consisting of legal and accounting fees.  For the three months ended September 30, 2009, professional fees were $5,354, which was 43.94% of the general and administrative fees for that period.  This is an increase of 460.63% from the professional fees of $955 incurred for the three months ended September 30, 2008. The professional fees paid during the 2008 three-month period were 100% of the general and administrative expenses for the three months ended September 30, 2008. For the nine months ended September 30, 2009, professional fees were $21,900, which was 74% of the general and administrative fees for that period.  This is an increase of 470.51% from the professional fees of $3,832 incurred for the nine months ended September 30, 2008. The professional fees paid during the 2008 nine-month period were 69.76% of the general and administrative expenses for the nine months ended September 30, 2008.  There were no contract labor or commission expenses during the three and nine month periods ended September 30, 2009.

Depreciation expense was $50 for the three months and $288 for the nine months ended September 30, 2009, compared to $84 for the three months and $252 for the nine months ended September 30, 2008.

Total operating expenses were $12,235 for the three months and $29,982 for the nine months ended September 30, 2009, compared to $1,039 for the three months and $5,745 for the nine months ended September 30, 2008.

Net loss was $12,235 for the three months and $29,982 for the nine months ended September 30, 2009, compared to $1,039 for the three months and $5,589 for the nine months ended September 30, 2008.

We anticipate professional fees, our primary expense, to remain steady as we continue our current, quarterly and annual SEC filings.

Liquidity and Capital Resources

Since we are a development stage company, we have been dependent on our majority owner to provide cash resources to fund operations. As of September 30, 2009, our deficit accumulated during the development stage was $144,505.

During 2008, Jonathan White contributed $6,500 for operating expenses and the assistant secretary contributed $2,500 for operating expenses.  Also, during 2008 and 2009, Vision Opportunity China LP and Vision Opportunity Master Fund, Ltd. contributed $83,132 in the aggregate for operating expenses.

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

Because of the need for additional funding, the lack of revenues in 2009, and the downturn in new registrations, management is currently looking for merger candidates.

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

(b)          Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the quarter ended September 30, 2009.

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

CITY LANGUAGE EXCHANGE INCORPORATED

Date: November 5, 2009	By:	/s/ Jonathan White
Jonathan White
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial and accounting officer)