Form 10-K
period 2009-12-31
CITY LANGUAGE EXCHANGE INC
filed 2010-02-25
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of February 22, 2010, was $9,450 based on the sale price of the shares in a private resale transaction completed on April 14, 2008, of $.05 per share.  The shares of our company did not trade publicly in 2009.

Number of shares outstanding of the registrant’s common stock as of February 22, 2010:  35,945,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

City Language Exchange Incorporated

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

Overview

City Language Exchange Incorporated was incorporated in the State of Delaware on August 28, 2006.  Our address is 6021 Roxton Road, Halifax, Nova Scotia, B3H 1H4, and our telephone number is (902) 478-5065.

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

We currently have over 3,100 registrants interested in matches and are focused on increasing that number primarily through online marketing. In 2009 and 2008, we generated $0 and $156 in revenues, respectively.  We expanded our services from simply operating in San Francisco to include New York, Los Angeles and Seattle in April 2007 and initially received a positive response to our service, particularly in New York. We created an automated matching program to save administrator hours in managing the larger number of registrants we expected to receive through the new cities.

In 2008, however, we had a falling-off in new registrations, leading to less matches and, therefore, less revenue. The causes seemed to be twofold and related. First, once the most enthusiastic persons searching for language exchanges register, it can take additional time or new methods of advertising to bring in more participants. Second, when participant registration and matching drops off, so does the enthusiasm of the registrants, participants, referrers, and administrators. We have considered that this trend may be seasonal, in that people are less willing to venture out to meet a stranger for a language exchange in the cold and during the school term for students, than in the summer, when time is more available for most. We are hoping that continued administrator dedication and warming weather will lead to a rebound in revenues.  Our testing is currently focused on the best methods to bring in additional registrants, focusing on foreign language speakers, by creating translations of the site and advertising in other languages, to match the number of existing registrants who are primarily English speakers. Online marketing has proven to be the most effective means of bringing in registrants, based on surveys asking where registrants heard about our business. We are also working to create more online publicity and advertising for the business as well as to improve the website’s “searchability” in all languages by page-ranking, signifying that when a consumer searches on Google for language instruction in San Francisco, the business’ website would come up higher on the list of potential websites.

Recent Developments

On December 23, 2009, we issued a senior secured promissory note to our largest stockholder, Vision Opportunity Master Fund, Ltd., in the principal amount of $250,000.  The note bears interest at 8% per annum, is secured by all our assets and matures on June 30, 2010.

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

During the period from inception on August 28, 2006 through December 31, 2009, we incurred a net loss of $52,193.  We had not made any sales and had no revenue during the period from inception on August 28, 2006 through December 31, 2006 from the sale of our language education services. We have subsequently generated $0 and $156 in revenues from the sale of our services in 2009 and 2008, respectively. Our future success is dependent on our ability to develop language education and other future products into a successful business, which depends upon wide-spread acceptance of and commercializing our products. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. We may never develop profitable operations. As a result, there is no assurance of future successful performance of our business.

Our poor financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable.

Our independent auditors have indicated in their audit report for the year ended December 31, 2009, that, due to our working capital deficiency, there is substantial doubt about our ability to continue as a going concern. Our poor financial condition could inhibit our ability to achieve our business plan and therefore an investor cannot determine if we will ever become profitable.

If we are unable to obtain and maintain a high ranking for our website for key search terms within the major search engines, we may fail to create consumer awareness of our website and our revenues may be reduced.

Many of our sales will come from customers who arrive at our website after searching for key terms on Internet portals and search engines such as Google.com.  Establishing and maintaining relationships with leading Internet portals and search engines and optimizing our website to generate visitors from the major search engines is competitive and expensive. Since our inception, we have spent $4,145 on search engine optimization, website development and other online marketing which was equal to approximately 2.4% of all of our expenses incurred during the period. We have no marketing relationships established with any Internet portals. We expect that we will have to pay high fees to enter into relationships of this type. In addition, traffic to our websites could decline if our search ranking on Internet search engines or if the traffic to the website of an Internet portal on which we advertise decreases. A failure to maintain, expand or enter into Internet portal relationships or to establish additional online advertising relationships that generate a significant amount of traffic from other websites could prevent us from achieving significant sales or limit the growth of our business.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 100,000,000 shares of common stock at a par value of $0.0001 per share. As of February 22, 2010, there were 35,945,000 shares of common stock issued and outstanding held by 33 shareholders of record.

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

Purchases of Equity Securities

No purchases of our own equity securities, either as a part of a publicly-announced plan or otherwise, were made during any month in 2009.

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

Plan of Operation

We currently have over 3,100 registrants interested in matches and are focused on increasing that number primarily through on line marketing. In 2009 and 2008, we generated $0 and $156 in revenues, respectively.  We expanded our services from simply operating in San Francisco to include New York, Los Angeles and Seattle in September 2007 and initially received a positive response to our service, particularly in New York. We created an automated matching program to save administrator hours in managing the larger number of registrants we expected to receive through the new cities.

In 2008, however, we had a falling-off in new registrations, leading to less matches and, therefore, less revenue. The causes seemed to be twofold and related. First, once the most enthusiastic persons searching for language exchanges register, it can take additional time or new methods of advertising to bring in more participants. Second, when participant registration and matching drops off, so does the enthusiasm of the registrants, participants, referrers, and administrators. We have considered that this trend may be seasonal, in that people are less willing to venture out to meet a stranger for a language exchange in the cold and during the school term for students, than in the summer, when time is more available for most. We are hoping that continued administrator dedication and warming weather will lead to a rebound in revenues.

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

Analysis of Financial Condition and Results of Operations

We had revenues of $0 for the year ended December 31, 2009, and $156 for the year ended December 31, 2008.  There has been a downward turn of registrations by 100% comparing the year ended December 31, 2009 to the year ended December 31, 2008, due to a lack of consumer interest.

There were $51,008 of general and administrative expenses for the year ended December 31, 2009 as compared to $53,209 of general and administrative expenses for the year ended December 31, 2008.  The major components of these expenses were the professional expenses consisting of legal and accounting fees.  For the year ended December 31, 2009, professional fees were $39,227, which were 76.9% of the general and administrative fees for the same period.  This is a decrease of 11.6% from the professional fees of $44,382 incurred for the year ended December 31, 2008. The professional fees paid during 2008 are 83% of the general and administrative expenses for the year ended December 31, 2008.  There were no contract labor and commission expenses during 2009 or 2008.

Depreciation expense was $338 for the year ended December 31, 2009 as compared to $336 for the year ended December 31, 2008.

Total expenses were $52,193 for the year ended December 31, 2009 and $53,545 for the year ended December 31, 2008.

Total net loss was $52,193 for the year ended December 31, 2009 and $53,389 for the year ended December 31, 2008.

We anticipate our primary expense, professional expense, to remain steady as we continue our quarterly and annual filings.

Liquidity and Capital Resources

Since we are a development stage company, we have been dependent on our majority owner to provide cash resources to fund operations. As of December 31, 2009, our accumulated deficit was $166,716.

On December 23, 2009, we issued a senior secured promissory note to our largest stockholder, Vision Opportunity Master Fund, Ltd., in the principal amount of $250,000.  The note bears interest at 8% per annum, is secured by all our assets and matures on June 30, 2010.

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

As part of our plan to augment our financial resources and consider attractive business opportunities, our president has entered into definitive discussions with an unnamed, unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management.  We expect that, although there can be no assurance, such a transaction will occur shortly.  When finalized and binding, we will provide full disclosure about the transaction and the third party, as required by applicable securities laws.

On December 23, 2009, we loaned Gamers Factory, Inc. $242,500 at a rate of 8% per annum with interest due on maturity which is June 30, 2010.

Our independent auditors have indicated in their audit report for the year ended December 31, 2009, that, due to our working capital deficiency, there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements.

Critical Accounting Policies

Use of estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenue and expenses in the statements of operations. Actual results could differ from those estimates.

Cash and cash equivalents. For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2009 and 2008, cash consisted of monies held in checking accounts.

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

Attestation Report of our Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our sole director and executive officer is:

Jonathan White, age 28, has been our President, Chief Executive Officer, Chief Financial Officer and sole Director since inception. He is currently a Ph.D. student in a distributed learning (distance) program at Fielding Graduate University. From August 2005 to February 2007, he was a graduate student at Saint Mary’s University. From May 2005 to August 2005, he was a (full-time) organizational psychology consultant for Assessment Strategies, which consults in selection procedures for government, business and universities. From February 2004 to the present date, he was a (part-time) contract consultant for FitPro, which consults in fitness, organizational health and wellness, special events, and charity events. From September 2004 to the present date, he was a (part-time and contract) researcher and teaching assistant at Saint Mary’s University. From March 2003 to September 2003, he was Youth Sailing Liaison for Nova Scotia Yachting Association, which promotes sailing in the province of Nova Scotia. From June 2002 to August 2002, he was Head Instructor of Queen’s Quay Yacht Club, which teaches sailing lessons and rents boats. In May 2003, he received an Honors Business Administration degree, with distinction from The Richard Ivey School of Business at The University of Western Ontario. In May 2003, he received a B.A. degree in psychology with distinction from The University of Western Ontario.

Family Relationships

There are no family relationships among our current or former officers and directors.

Significant Employees

None

Legal Proceedings

No officer, director, persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

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

Section 16(a) Beneficial Ownership Reporting Compliance

We were not subject to Section 16(a) during our year ended December 31, 2009, as we did not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Agreements

The following table sets forth summary information concerning the compensation received for services rendered to us during the years ended December 31, 2009 and 2008 by our sole officer.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Jonathan White	2009	-	-	-	-	-	-	-

President and Chief Financial Officer	2008	-	-	-	-	-	-	-

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 22, 2010, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our executive officers and directors as a group.

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

Except as set forth above, applicable percentages are based upon 35,945,000 shares of common stock outstanding as of February 22, 2010.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

On December 23, 2009, we issued a senior secured promissory note to our largest stockholder, Vision Opportunity Master Fund, Ltd., in the principal amount of $250,000.  The note bears interest at 8% per annum, is secured by all our assets and matures on June 30, 2010.

Director Independence

Our sole director, Jonathan White, is not independent under Nasdaq guidelines because he is an executive officer of the company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For year end December 31, 2009:	$16,500

For year end December 31, 2008:	$12,963

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description
3.1*	Certificate of Incorporation.

3.2*	By-laws.

4.1*	Form of Common Stock Certificate.

14.1**	Code of Ethics.

21.1**	Subsidiaries of Registrant.

31.1	Certification as Adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference from our Registration Statement on Form SB-2, filed with the U.S. Securities and Exchange Commission on March 22, 2007, effective on April 4, 2007.

**	Incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY LANGUAGE EXCHANGE INCORPORATED

Date: February 25, 2010	By:	/s/ Jonathan White
Jonathan White
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal
financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2010	/s/ Jonathan White
Jonathan White
President, Chief Executive Officer, Chief Financial Officer and Director
(principal executive officer and principal
financial and accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
City Language Exchange Incorporated
(A Development Stage Company)
Halifax, Nova Scotia, Canada

We have audited the accompanying balance sheets of City Language Exchange Incorporated as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from August 28, 2006 (inception) through December 31, 2009. These financial statements are the responsibility of City Language Exchange Incorporated Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of City Language Exchange Incorporated as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from August 28, 2006 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that City Language Exchange Incorporated will continue as a going concern. As discussed in Note 3 to the financial statements, City Language Exchange Incorporated has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

February 25, 2010

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	DECEMBER 31,	DECEMBER 31,
	2009	2008

CURRENT ASSETS
Cash	$2,101	$173
Loan receivable	242,500	-

FIXED ASSETS
Equipment, net of accumulated depreciation of $1,306 and $968 respectively	164	502

TOTAL ASSETS	$244,765	$675

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued liabilities - related party	$947	$1,681
Loan payable- related party	250,000	-

TOTAL LIABILITIES	250,947	1,681

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
none issued and outstanding as of December 31, 2009 & 2008	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 35,945,000 shares issued and
outstanding at December 31, 2009 and 2008	3,595	3,595
Additional paid in capital	156,939	109,922
Deficit accumulated during the development stage	(166,716)	(114,523)

TOTAL STOCKHOLDERS' DEFICIT	(6,182)	(1,006)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$244,765	$675

The accompanying notes are an integral part of these unaudited financial statements.

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			AUGUST 28, 2006
	YEAR ENDED DECEMBER 31,		(INCEPTION) THROUGH
	2009	2008	DECEMBER 31, 2009

REVENUE
Translation services	$-	$156	$5,096

OPERATING EXPENSES
General & administrative	51,008	53,209	167,969
Commissions	-	-	1,690
Depreciation expense	338	336	1,306

Total operating expenses	51,346	53,545	170,965

Interest expense	847	-	847

NET LOSS	$(52,193)	$(53,389)	$(166,716)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.00)	N/A

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	35,945,000	35,945,000	N/A

The accompanying notes are an integral part of these unaudited financial statements.

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM AUGUST 28, 2006 (INCEPTION) THROUGH DECEMBER 31, 2009

				Deficits
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Founders shares issued	35,000,000	$3,500	$-	$-	$3,500

Capital contribution	-	-	9,645	-	9,645
					-
Net loss	-	-	-	(8,414)	(8,414)

Balance, December 31, 2006	35,000,000	3,500	9,645	(8,414)	4,731

Common stock issued for cash	945,000	$95	18,805	-	18,900
					-
Capital contribution	-	-	25,481	-	25,481
					-
Net loss	-	-	-	(52,721)	(52,721)
					$-
Balance, December 31, 2007	35,945,000	3,595	53,931	(61,135)	(3,610)

					-
Capital contribution	-	-	55,991	-	55,991
					0
Net loss	-	-	-	(53,388)	(53,388)
					0
Balance, December 31, 2008	35,945,000	3,595	109,922	(114,523)	(1,006)
					-
Capital Contribution			47,017		47,017
					$-
Net loss				(52,193)	(52,193)
					0
Balance, December 31, 2009	35,945,000	$3,595	$156,939	$(166,716)	$(6,182)

The accompanying notes are an integral part of these unaudited financial statements.

CITY LANGUAGE EXCHANGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	YEAR ENDED		INCEPTION
	DECEMBER 31,	DECEMBER 31,	THROUGH
	2009	2008	DECEMBER 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,193)	$(53,388)	$(166,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	338	335	1,306
Increase (Decrease) of accrued liabilities	(734)	(4,019)	947

Net cash used in operating activities	(52,589)	(57,072)	(164,463)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,470)
Issuance of loan receivable	(242,500)	-	(242,500)
Net cash used in investing activities	(242,500)	-	(243,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	18,900
Contribution of capital	47,017	55,991	141,634
Proceeds from related party loan payable	250,000	-	250,000
Net cash provided by financing activities	297,017	55,991	410,534

NET INCREASE (DECREASE) IN CASH	$1,928	$(1,081)	$2,101

CASH, BEGINNING OF PERIOD	173	1,254	-

CASH, END OF PERIOD	$2,101	$173	$2,101

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CITY LANGUAGE EXCHANGE, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature  of  Business. City Language Exchange, Inc (“CLE”) was organized in Delaware on August 8, 2006 as a corporation. CLE is authorized to issue 100,000,000 shares of .0001 par value common stock and 20,000,000 shares of .0001 par value preferred stock. CLE is a web based cultural integration service which matches people of different cultural backgrounds for effective, efficient, and inexpensive language exchange meetings. CLE charges a one-time fee for this matching service.

Use  of  Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenue and expenses in the statements of operations. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, CLE considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2009 and 2008, cash consisted of monies held in checking accounts.

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

Net Loss Per Share Data. Basic and diluted net loss per common share are presented in conformity with ASC 260, “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of any outstanding options and warrants would be anti-dilutive.  Basic net loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  Diluted net loss per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. For the years ended December 31, 2009 and 2008, CLE had no dilutive potential common shares.

Recently- Issued Accounting Pronouncements. CLE does not expect the adoption of recently issued accounting pronouncements to have a significant impact on CLE’s results of operations, financial position or cash flows.

NOTE 2 - INCOME TAXES

CLE uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2008 there was a change in control and this change in control has resulted in a limitation on CLE’s ability to utilize its entire net operating loss and has been reflected in the 2008 and 2009 deferred tax asset accordingly. During 2009, CLE incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $101,099 December 31, 2009, and will expire in year 2029.

At December 31, 2009 and 2008, deferred tax assets consisted of the following:

	December 31,
	2009	2008
Deferred tax assets	$35,681	$16,916
Less: valuation allowance	(35,681)	(16,916)

Net deferred tax asset	$-	$-

NOTE 3 - GOING CONCERN

Since its inception, CLE has incurred losses and has been dependent on its majority owner to provide cash resources to fund its operations. As of December 31, 2009, CLE has an accumulated deficit . Management has plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that CLE will be able to complete any of the above objectives. These factors raise substantial doubt regarding CLE's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – EQUITY

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

During 2009, Vision Opportunity Master Fund, Ltd. a related party contributed $47,017 for operating expenses and is reflected as contributed capital and $55,991 was contributed during 2008.

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

This change in control has resulted in a limitation on CLE’s ability to utilize its entire net operating loss which amounts to approximately $101,099 as of December 31, 2009. The valuation of CLE’s deferred tax asset and related valuation allowance as a result of this limitation was disclosed in Note 2.

NOTE 6—NOTES RECIEVABLE

On December 23, 2009, CLE made an unsecured loan to Gamers Factory, Inc. in the amount of $242,500 at a rate of 8% per annum with interest due on maturity which is June 30, 2010.

NOTE 7 – RELATED PARTY TRANSACTIONS

On April 14, 2008, Vision Opportunity China LP purchased 35,000,000 shares of CLE’s common stock. Since then, Vision Opportunity China LP paid City Language’s operating expenses on behalf of the Company.  Since December 10, 2008, when Vision Opportunity Master Fund, Ltd. purchased all of Vision Opportunity China LP’s shares in CLE, Vision Opportunity Master Fund, Ltd. has paid the operating expenses on behalf of the Company.   During the year ended December 31, 2009 $47,017 has been contributed capital and $55,991 was contributed during the year ended December 31, 2008.

On December 23, 2009, Vision Opportunity Master Fund, Ltd. entered into a secured promissory note with City Language Exchange for $250,000 at 8% interest. Principle and interest are due to Vision Opportunity Master Fund, Ltd on  June 30, 2010. In the event that the note is defaulted CLE is to pay 16% interest. $847 of interest has been accrued as of December 31, 2009.

CLE currently occupies space in the residence of the President and no rent is charged.

NOTE 8 – SUBSEQUENT EVENTS

As part of CLE’s plan to augment its financial resources and consider attractive business opportunities, its president has entered into definitive discussions with an unnamed, unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of its current operations, change of control/ownership and new management.  CLE expects that, although there can be no assurance, such a transaction will occur shortly.

Other than as described above, CLE has evaluated all events subsequent to December 31, 2009 through February 25, 2010 and concluded that there are no significant or material transactions to be reported for the period from January 1, 2010 to February 25, 2010.