Form 10-Q
period 2010-03-31
Game Trading Technologies, Inc.
filed 2010-05-17
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to ______________

Commission file number:   333-141521

Game Trading Technologies, Inc.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5433090
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10957 McCormick Road, Hunt Valley, Maryland	21031
(Address of Principal Executive Offices)	(Zip Code)

(410) 316-9900
(Registrant’s Telephone Number, Including Area Code)

City Language Exchange Incorporated, 6021 Roxton Road, Halifax, Nova Scotia, Canada, B3H 1H4
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of May 17, 2010, there were 8,290,000 shares of the registrant’s common stock outstanding.

Game Trading Technologies, Inc.

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

Game Trading Technologies, Inc.
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$300,575	$641,088
Accounts Receivable - Net of Allowance of $100,000 and $100,000 as of March 31, 2010	5,326,491	2,383,688
and December 31, 2009 respectively
Inventories	4,387,311	2,897,432
Prepaid Expenses	239,149	-
TOTAL CURRENT ASSETS	10,253,525	5,922,208

Property and Equipment, net of accumulated depreciation of $327,109 and $246,549 respectively	136,037	109,984

Other Assets
Deferred Financing Costs	-	258,325
Other Deferred Expenses	39,940	-
TOTAL OTHER ASSETS	39,940	258,325

TOTAL ASSETS	$10,429,502	$6,290,517

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$5,202,044	$4,253,396
Accrued expenses and other	6,494	60,534
Note Payable - Bridge City Language	-	250,000
Note Payable - S/B note payable - current portion	263,046	263,046
Note payable - TW development LLC - related party	725,286	408,424
Discontinued Operations-Liablilties	63,848	88,921
TOTAL CURRENT LIABILITES	6,260,717	5,324,321

Long Term Liabilities
Note Payable - Columbia Bank	1,443,344	1,800,000
Subordinated Note Payable		700,000
Warrant Redemption Liability	3,346,998	281,935
less: Current Maturities of long term debt	(263,046)	(263,046)

TOTAL LONG TERM LIABILITES	4,527,296	2,518,889

TOTAL LIABILITIES	$10,788,013	$7,843,210

Stockholders' deficit

Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
1,950,000 and none issued and outstanding as of March 31, 2010 and March 31, 2009 respectively	$195	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 8,290,000 and 3,145,000 shares issued and
outstanding at March 31, 2010 and March 31, 2009 respectively	829	31,450
Additional paid-in capital	3,110,369	58,918
Accumulated deficit	(3,469,904)	(1,643,062)
Total stockholders' equity (deficit)	(358,511)	(1,552,693)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,429,502	$6,290,517

The accompanying notes are integral parts of these financial statements.

Game Trading Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31
	2010	2009

Net Sales	$11,401,287	$8,341,060
Cost of Sales	9,428,651	6,899,492
Gross Profit	1,972,637	1,441,568

Operating Expense:
Employee Compensation	1,249,625	276,735
Shipping Expense	245,751	131,684
Professional Services	2,026,659	33,708
Selling General & Administrative	342,895	338,151
Total Operating Expense:	3,864,931	780,278

Income (Loss) From Operations	(1,892,294)	661,290

Other Income (Expense):
Other income	46,493	-
Total Other Expense	46,493	-

Income (Loss) From Continuing Operations Before Income Taxes	(1,845,801)	661,290

Provision for income taxes	-	-

Income (Loss) From Continuing Operations	(1,845,801)	661,290

Discontinued Operations:
Loss From Discontinued Operations	-	33,156

Net Income / (Loss)	$(1,845,801)	$628,134

Preferred Dividend Payable	18,958	-

Net Income / (Loss) Attributable to Common Stockholders	$(1,864,760)	$628,134

Net Income (Loss) Per Common Share from Continuing Operations:
Basic & Diluted	$(0.362)	$0.200

Weighted average shares outstanding of common stock
Basic & Diluted	5,145,833	3,145,000

The accompanying notes are integral parts of these financial statements.

Game Trading Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Period Ended March 31,
	2010	2009
Cash flows from operating activities
Net Income (Loss)	$(1,864,760)	$623,267

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & Amortization - Property and Equipment	24,064	16,270
Issuance of Stock Warrants for Services	1,496,024	-
Stock Options for employee services	929,874	-
Changes in assets and liabilities
Account receivable	(2,942,803)	(1,805,570)
Inventory	(1,489,879)	584,302
Accounts payable	948,648	1,171,014
Accrued liabilities	(54,040)	257
Deferred Expenses	39,940	-
Prepaid expenses and deposits	(239,149)	(5,598)
Liabilities of discontinued operation	(25,073)	-

Net Cash Provided (Used) In Operating Activities	(3,177,154)	583,943

Cash flows from investing activities
Purchases of fixed assets	(49,953)	-

Net Cash Provided (Used) In Investing Activities	(49,953)	-

Cash flows from financing activities
Proceeds from the sale of preferred stock	2,049,025	-
Proceeds from the sale of warrants	1,850,975	-
Deferred financing - stock warrant liability	(281,936)	-
Payments on subordinated note payable	(700,000)	(56,250)
Increase (Decrease) in deferred financing costs	258,325	-
Advance (Repayment) of due to stockholder	-	(35,000)
Issuance (Repayment) of note payable-TW development-related party	316,862	(156,107)
Issuance (Repayment) of note payable	(606,656)	-

Net Cash Provided (Used) In Financing Activities	2,886,595	(247,358)

Net increase (decrease) in cash	(340,513)	336,585

Cash At The Beginning Of The Period	641,088	301,397

Cash At The End Of The Period	$300,575	$637,983

Supplemental disclosure of cash flow information:

Cash paid for interest	$64,934	$143,873

Cash paid for taxes	-	-

The accompanying notes are integral parts of these financial statements.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

1.                 DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

On February 25, 2010, we completed a “reverse acquisition” transaction, in which we entered into a securities exchange agreement (the “Exchange Agreement”) with Gamers Factory, Inc., a Maryland corporation (“Gamers” or the “Company”) and for certain limited purposes, its stockholders.  Pursuant to the Exchange Agreement, the shareholders of Gamers transferred all of the issued and outstanding shares of common stock of Gamers to us in exchange for 7,090,000 newly issued shares of our common stock (the “Transaction”).   At the time of the Transaction, our corporate name was City Language Exchange, Inc.  Following the merger, we changed our name to Game Trading Technologies, Inc. (the “GTTI”) and our trading symbol to “GMTD.OB.”   As a result of the Transaction, Gamers became our wholly-owned subsidiary, with Gamers’ former shareholders acquiring a majority of the outstanding shares of our common stock.

The transactions contemplated by the Exchange Agreement are being accounted for as a “reverse acquisition,” since the stockholders of Gamers owned a majority of the outstanding shares of our common stock immediately following the Transaction. Gamers is deemed to be the acquirer in the Transaction and, consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements will be those of Gamers and will be recorded at the historical cost basis of Gamers. Except for the right of the holders of our series A convertible preferred stock, as a class, to elect one of our directors, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of our company.

In connection with the closing of the Exchange Agreement, we completed the closing of a private placement (referred to herein as the “February 2010 private placement”) of $3,900,000 of units (each, a “Unit” and collectively, the “Units”) pursuant to the terms of a Securities Purchase Agreement, dated as of February 25, 2010, with each Unit consisting of one share of our series A convertible preferred stock and a warrant to purchase one share of our common stock.  Each share of series A convertible preferred stock has a stated value equal to $2.00 per share and is initially convertible at any time into shares of our common stock at a conversion price equal to $2.00 per share or an aggregate of 1,950,000 shares of common stock, subject to adjustment under certain circumstances. Each warrant entitles the holder to purchase one share of common stock (equivalent to 100% warrant coverage in respect of the shares underlying the series A convertible preferred stock) at an exercise price of $2.50 per share through February 25, 2015.

At the closing of the February 2010 private placement, buyers that purchased shares of our series A convertible preferred stock with a stated value of at least $150,000 received a unit purchase option (the “Unit Purchase Option”) to purchase, on the same terms as those Units sold at the closing of the February 2010 private placement, additional Units of series A convertible preferred stock and warrants equal to 50% of the Units they purchased at the closing of the February 2010 private placement. In the event that any holder of a Unit Purchase Option does not exercise some or all of such option on or before April 21, 2010, any unexercised portion of such Unit Purchase Option will be offered and may be purchased (no later than April 26, 2010) by each other holder of a Unit Purchase Option that elects to exercise its Unit Purchase Option in full. The shares of common stock underlying the securities issuable upon exercise of a Unit Purchase Option are entitled to the same registration rights as those securities underlying the Units issued at the closing of the February 2010 private placement.

Game Trading Technologies, Inc. is a leading provider of comprehensive trading solutions and services for video game retailers, publishers, rental companies, and consumers.  Through our trading platform, we provide our customers with extensive services including valuation, procurement, refurbishment, and merchandising of pre-owned video games.  Additionally, through our trading platform, we process and market video game consoles, DVDs, and video game accessories, and provide related e-commerce retailing and interactive marketing services.

Basis of Presentation

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America, have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed by the Company.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period presented herein are not necessarily indicative of the results of operations for the year ended December 31, 2010.

The consolidated condensed financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated condensed financial statements is as follows:

Principle of Consolidation

The consolidated condensed financial statements include the accounts of Game Trading Technologies, Inc. and its subsidiary.  Intercompany transactions and balances have been eliminated.  Equity investments in which the Company exercises significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.  Investments in which the Company is not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

Management’s Use of Estimates and Assumptions

The preparation of the consolidated condensed financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements, and the reported amounts of revenue and expense during the reporting periods.   Actual results may differ from those estimates and assumptions.

Reclassifications

Certain amounts reported in previous period have been reclassified to conform to the Company’s current period presentation.

Cash and Cash Equivalents

The Company periodically maintains cash balances in financial institutions in amounts greater than the federally insured limit of $100,000. Management considers this to be an acceptable business risk.

For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Accounts Receivable

The Company extends credit to customers without requiring collateral.  The Company uses the allowances method to provide for doubtful accounts based on management’s evaluations of the collectability of accounts receivable.  Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts.  Based on management’s evaluation of collectability, there is a $100,000 allowance for doubtful accounts as of March 31, 2010 and December 31, 2009 respectively.  During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company wrote off $0 and $148,957 respectively as uncollectible accounts receivables. The Company determines accounts receivable to be delinquent when greater than 30 days past due.  Accounts receivable are written off when it is determined that amounts are uncollectible.

Inventory

Inventory, consisting of goods held for resale, is stated at the lower of cost or market.  Cost is determined using the weighted-average method.  At March 31, 2010 and December 31, 2009, no allowance for obsolete inventory was deemed necessary based on management’s estimate of the realizability of the inventory.

Property and Equipment

Property and equipment is stated at cost.  Depreciation and amortization expense is computed using principally accelerated methods over the estimated useful life of the related assets ranging from 3 to 7 years. When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

The Company recognizes an impairment loss on property and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

Impairment of Long-Lived Assets

The Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

Revenue Recognition

Included in Accounting Standards Codification (“ASC”) 650 “Revenue Recognition”

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured.  The Company had $11,401,287 and $8,341,060 in revenue for the three months ended March 31, 2010 and the three months ended March 31, 2009, respectively.

Shipping and Handling Costs

The Company includes its outbound shipping and handling costs in selling, general and administrative expenses.  Those costs were $245,751 and $131,684 for the three months ended March 31, 2010 and 2009, respectively.  Inbound shipping and handling costs are included as an allocation to inventory.  Those costs were $82,568 and $213,779 for the three months ended March 31, 2010 and 2009, respectively.

Share Based Expenses

ASC 718 "Compensation - Stock Compensation", codified in SFAS No. 123, prescribes that accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if:

a)	the option to settle by issuing equity instruments lacks commercial substance or

b)
the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees"  which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"),  "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".  Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable:

a)	the goods or services receive or

b)	the equity instruments issued.

The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Fair value of Financial Instruments

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures”, formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009.  ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There was no impact relating to the adoption of ASC 820 to the Company’s financial statements.  ASC 820 also describes three levels of inputs that may be used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial instruments consist principally of cash, prepaid expenses, accounts payable, and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.  It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, The Company uses the liability method of accounting for income taxes.  The liability method measures  deferred income taxes by applying  enacted  statutory rates in effect at the balance  sheet date to the differences  between the tax basis of assets and  liabilities  and their reported  amounts on the  financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2010, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

Discontinued Operations

Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classifies a business that has been disposed as a discontinued operation if the cash flow of the business has been eliminated from the ongoing operations and will no longer have any significant continuing involvement in the Company.  The results of operations of discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented as one line in the consolidated statements of operations.  ASC 360-10-05, formerly SFAS No. 144 requires the classification of amounts presented for prior years as discontinued operations.  The amounts presented in the statements of operations for the three months ended March 31, 2010 and 2009 were classified to comply with ASC 360-10-05.

During the year ended December 31, 2006, the Company decided to discontinue operations of Planet Replay, LLC, a retail affiliate of the Company, and sell or liquidate the assets of the discontinued operations.  The decision to discontinue the operations of Planet Replay, LLC was based upon the historical and continuing losses of Planet Replay, LLC.  All assets were disposed during 2007 and liabilities of $63,848 and $88,921 existed at March 31, 2010 and December 31, 2009. The Company recognized a loss from discontinued operations totaling $0 and $144,828 for the years ended December 31, 2009 and 2008, respectively. The assets and liabilities of the discontinued operation are presented separately under captions “Assets of discontinued operation” and “Liabilities of discontinued operation,” respectively, in the accompanying consolidated balance.

Abandoned Leased Facilities

In December 2006, the Company’s affiliate, Planet Replay LLC, abandoned its retail locations in Tennessee and Maryland. Although the Company remains obligated under the terms of these leases for the rent and other costs associated with these leases, the Company made the decision to cease using these spaces on December 31, 2006, and has no foreseeable plans to occupy them in the future (see commitment footnote).  Therefore, in accordance with ASC 420, Exit or Disposal Cost Obligations, formerly FASB Statement of Financial Accounting Standards No. 146,  Accounting for Costs Associated with Exit or Disposal Activities , the Company recorded a charge to earnings of approximately $297,274 to recognize the costs of exiting the space. The liability is equal to the total amount of rent and other direct costs for the period of time space is expected to remain unoccupied.  The Company also recorded a charge to earnings of $100,000 for estimated general and administrative costs related to exiting the retail locations. Total exit costs expected to be incurred of $397,274 were recorded as a liability of discontinued operations and included in loss from discontinued operations as of December 31, 2006.  As of March 31, 2010 and December 31, 2009 a liability has been recorded of $63,848 and 88,921.

To determine the lease cost, which is the Company’s loss after its cost recovery efforts from subleasing a building, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. If market rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate.

Income (loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting  period.   Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive.

Recent Authoritative Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01) In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current year financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”) SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

2.                 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2010 and December 31, 2009.

	3/31/10	12/31/09
Machinery and equipment	$305,183	$251,347
Leasehold improvements	16,653	19,483
Computer equipment and software	142,641	142,223
	$464,477	$413,053
Less accumulated depreciation and amortization	328,440	303,069
Property and Equipment, net	$136,067	$109,984

Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 totaled $24,064 and $16,032, respectively.

3.                 NOTES PAYABLE

Subordinated Note Payable

Effective July 25, 2006, the Company entered into a financing agreement issuing a debenture to Allegiance Capital Limited Partnership in the amount of $1,000,000.  This debenture was retired utilizing proceeds from the February 2010 private placement transaction.

Note Payable-Columbia Bank

On December 29, 2009 the Company issued a note payable of $1,800,000 to Columbia Bank. The note bears interest at 8.0% and matures on December 29, 2014.  The note requires consecutive monthly payments of principal and interest of $15,055.92 with a balloon payment due on December 29, 2014.  The borrower may repay this note at any time, in whole or in part, without penalty or additional interest.  The note is collateralized by substantially all assets of the Company and personal assets of the majority shareholder.  The balance as of March 31, 2010 was $1,443,344.

Note Payable-City Language Exchange Incorporated

On December 22, 2009 the Company issued a note payable of $250,000. The note bears interest at 8.0% and matures on June 30, 2010.  The note requires a payment of principal and interest due on June 30, 2010.  The borrower may repay this note at any time, in whole or in part, without penalty or additional interest.  This note is not collateralized.  This note was retired utilizing proceeds from the February 2010 private placement transaction.

Note Payable – TW Development LLC

On December 6, 2007 the Company issued a note payable of $500,000 to TW Development LLC a related parted.  The note bears interest at 6% and matured on April 4, 2008, at which point it was extended to December 31, 2009.  The note requires no monthly payments.   The borrower may repay this note at any time, in whole or in part, without penalty or additional interest.  During the first quarter of 2010, additional funds were advanced by the related party and the note was extended to December 31, 2010. The balance as of March 31, 2010 was $725,286.

4.                 INCOME TAXES

The company has a net operating loss carry forward of approximately $143,000, that expires in 2027.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31
	2009	2008
Deferred tax assets:

Net operating losses carryforwards	$57,583	$670,463

Difference between book and tax depreciation	-0-	-0-
Total deferred tax assets	57,583	670,463

Deferred tax liabilities:
Difference between book and tax depreciation	11,000	17,857
Total deferred tax liabilities	11,000	17,857

Net deferred tax assets before valuation allowance	46,583	652,606
Valuation allowance	(46,583	(652,606)
Net deferred tax assets	$-0-	$-0-

5.                 COMMITMENTS

Effective March 1, 2007, the Company has entered into an operating lease agreement for its corporate office.  The Company was released from its lease at its prior location on November 2, 2006 due to the Company relocating to a new facility owned by the same landlord.  The Company relocated to the new facility in February 2007.  The current lease term expiration date is January 31, 2012.

Future minimum payments required under operating leases are as follows:

Year Ending December 31:

2010	175,322
2011	178,826
2012 and thereafter	29,902
$384,050

Rent expense plus common area maintenance and related facilities fees for the three months ended March 31, 2010 and the three months ended March 31, 2009 totaled $53,519 and $46,942, respectively.

Effective August 15, 2005, the Company guaranteed payments on an operating lease agreement for retail space for the benefit of its affiliate Planet Replay LLC.  The operation has been discontinued.  The lease requires monthly payments of $6,170 plus Common Area Maintenance and taxes with annual increases of 2.5% and the term is for 10 years. The location has been vacated as a result of the discontinued operations (see discontinued operations footnote). The 2010 amount of the future payments are included in the liabilities of the discontinued operations.

Future minimum payments required under operating leases are as follows:

Year Ending December 31:

2010	82,413
2011	84,476
2012	84,476
2013	84,476
2014 and thereafter	159,012
$494,853

Rent expense for the three months ended March 31, 2010 and 2009 totaled $25,073 and $33,156, respectively.

6.                 RELATED PARTY TRANSACTIONS

On December 6, 2007 the Company issued a note payable of $500,000 to TW Development LLC, a company owned by the shareholders of Game Trading Technologies, Inc. The note bears interest at 6% and matured on April 4, 2008, at which point it was extended to December 31, 2009. The note requires no monthly payments. The borrower may repay this note at any time, in whole or in part, without penalty or additional interest. During the first quarter of 2010, additional funds were advanced by the related party and the note was extended to December 31, 2010. The balance as of March 31, 2010 was $725,286.

7.                 PREFERRED STOCK

We are authorized to issue shares of our Series A Convertible Preferred Stock, $2.00 stated value. As of March 31, 2010, 20,000,000 shares of our Preferred Stock were authorized, with 3,000,000 shares designated as Series A, and 1,950,000 shares issued and outstanding. The rights and preferences of the Series A Convertible Preferred Stock include, among other things, the following:

•	liquidation preferences (120% of stated value);

•	dividend preferences;

The Series A Convertible Preferred Stock provides an annual dividend of 5% payable quarterly in arrears in cash or stock.  Each Series A Preferred share is convertible into one share of the Company’s common stock at an exercise price of $2.00 per share.

8.                 DIVIDEND - PREFERRED STOCK

The dividend payable on the Series A Convertible Preferred Stock for the quarter ended March 31, 2010 is $18,958 and will be paid in cash.

9.                 WARRANTS & STOCK OPTIONS

The Class A Warrants entitle the holder to purchase one share of the Company’s common stock, have a term of five years from the date of issuance with 100% coverage and an exercise price of $2.50.  The warrants shall become exercisable on a cashless exercise basis if the underlying shares have not been fully registered within twelve months of the closing of the February 2010 Private Placement transaction.  Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 45%; risk-free interest rate .41%; expected lives ranging from three years to five years.

A summary of the Company’s stock awards for options and warrants as of December 31, 2009 and changes for the three months ended March 31, 2010 is presented below:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2009	1,110,000	$0.65	$4.05
Granted	2,733,333	2.26	2.84
Exercised	--	--	--
Expired/Cancelled	1,110,000	0.88	3.89
Outstanding, March 31, 2010	2,733,333	2.26	2.84
Exercisable, March 31, 2010	2,733,333	2.26	2.84

The following table summarizes information about the Company’s outstanding stock options and warrants at March 31, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.65	310,000	$.65	5.00	310,000	$.65
2.25	383,333	2.25	5.00	383,333	2.25
2.50	2,040,000	2.50	4.95	2,040,000	2.50
	2,733,333		4.97	2,733,333

10.              MAJOR CUSTOMERS

Two major customers accounted for a combined $9,884,518 and $6,460,733 of revenue for the three months ended March 31, 2010 and 2009, respectively.  These amounts represent 87% and 77% of the Company’s revenue for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and 2009, these customers accounted for 97% and 77% of accounts receivable, respectively.

11.              SUBSEQUENT EVENTS

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements and the following items are noted.

On April 20, 2010, certain holders of Unit Purchase Options exercised Unit Purchase Options to purchase 825,000 Units resulting in aggregate gross proceeds to us of $1,650,000.

On April 22, 2010, in connection with his appointment as a director, Eric Salzman received an option to purchase 60,000 shares of our common stock at a price of $4.75 per share, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on April 21, 2010.

On April 26, 2010, certain holders of Unit Purchase Options exercised Unit Purchase Options to 62,500 units of our securities resulting in aggregate gross proceeds to us of $125,000.

Bank of America Revolver

On May 4, 2010, Gamers Factory, Inc. (the “Borrower”), a wholly owned subsidiary of Game Trading Technologies, Inc. (the “Company”) entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A.   The Loan Agreement provides for a revolving line of credit to the Borrower equal to the lesser of (i) $2,500,000 (the “Credit Limit”) or the sum of (a) 75% of the balance due on Acceptable Receivables (as defined in the Loan Agreement) and (b) the lesser of $1,000,000 or 20% of the value of Acceptable Inventory (as defined in the Loan Agreement) (the “Facility No. 1 Commitment”).  The Borrower has the right to prepay loans under the Loan Agreement in whole or in part at any time. All amounts borrowed under the Loan Agreement must be repaid on or before May 27, 2011.  Loans under the Loan Agreement bear interest at a rate equal to the British Bankers Association London interbank offered rate (“BBA LIBOR”) plus 2.50% per annum.

Initial borrowings under the Loan Agreement are subject to, among other things, the substantially concurrent repayment by the Borrower of all amounts due and owing under the Borrower’s existing second amended and restated loan agreement and $1,800,000 second amended and restated promissory note, each dated December 29, 2009, respectively, with The Columbia Bank and the satisfaction and termination of such borrowing (collectively, the “Columbia Bank Loan”).  All amounts owed under the Columbia Bank Loan were satisfied and terminated by Borrower on May 6, 2010.

As of the date of this filing the balance on the revolver was $1,863,285, with additional availability of $636,715.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. Important  factors  currently  known  to Management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Overview

On February 25, 2010, we completed a “reverse acquisition” transaction, in which we entered into the Exchange Agreement with Gamers Factory, Inc. (“Gamers”) and for certain limited purposes, its stockholders. Pursuant to the Exchange Agreement, the shareholders of Gamers transferred all of the issued and outstanding shares of common stock of Gamers to us in exchange for 7,090,000 newly issued shares of our common stock (the “Transaction”). As a result of the Transaction, Gamers became our wholly-owned subsidiary, with Gamers’ former shareholders acquiring a majority of the outstanding shares of our common stock.  At the time of the Transaction, our corporate name was City Language Exchange, Inc.  Following the merger, we changed our name to Game Trading Technologies, Inc. (“GTTI”) and our trading symbol to “GMTD.OB.”

In connection with the Transaction, we completed the closing of a private placement of $3,900,000 in Units, each Unit consisting of one share of our series A convertible preferred stock and a warrant to purchase one share of our common stock, to purchasers that qualified as accredited investors, as defined in Regulation D, pursuant to the terms of a Securities Purchase Agreement, dated as of February 25, 2010. Each share of series A convertible preferred stock has a stated value equal to $2.00 per share and is initially convertible at any time into shares of common stock at a conversion price equal to $2.00 per share or an aggregate of 1,950,000 shares of common stock, subject to adjustment under certain circumstances. Each warrant entitles the holder to purchase one share of common stock (equivalent to 100% warrant coverage in respect of the shares underlying both the series A convertible preferred stock) at an exercise price of $2.50 per share through February 25, 2015.

Game Trading Technologies, Inc. is a leading provider of comprehensive trading solutions and services for video game retailers, publishers, rental companies, and consumers.  Through our trading platform, we provide our customers with extensive services including valuation, procurement, refurbishment, and merchandising of pre-owned video games.  Additionally, through our trading platform, we process and market video game consoles, DVDs, and video game accessories, and provide related e-commerce retailing and interactive marketing services.

Results of Operations - Three Months ended March 31, 2010 compared to the Three Months ended March 31, 2009

Net revenues increased by $3,060,227, or 37%, compared to the three months ended March 31, 2009.    The increase was due primarily to an increase in bulk sales along with the launch of a major new retailer program, “Great Games Under $20.”  We also had greater access to supply in the market as a result of increased working capital from our February 25, 2010 capital raise.  The gross profit percentage of 17.3% remained consistent, as the supply and sales channels were similar.

   Operating expenses increased by $3,084,663, compared to the three months ended March 31, 2009. The major component of these expenses was professional services consisting of legal, accounting and investor relations fees.  Of the $3,084,663 in operating expenses, a total of $2,877,170 is attributable to legal and accounting services as well as the charges resulting from the warrants and stock options issuances related to the private placement.

    For the three months ended March 31, 2010, professional fees were $2,026,659, which was 52% of the operating expense for the period. This is an increase of 5,912% from the professional fees of $33,708 incurred for the three months ended March 31, 2009, representing 4% of the total operating expense for the period. Professional fees incurred during the three months ended March 31, 2010 were primarily attributable to the reverse merger transaction and private placement consummated February 25, 2010.  Of the $2,026,659 in professional fees for the three months ended March 31, 2010, $1,496,024 was a noncash charge due to the issuance of stock warrants in exchange for professional services related to the February, 2010 private placement.  The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements for the three months ended March 31, 2010.

   Employee compensation expense increased by $972,890, or 352%, to $1,249,625 for the three months ended March 31, 2010 primarily due to stock options compensation expense of $938,590 related to the incentive stock options compensation plan. The incentive stock options were valued using the Black Scholes method and the option shall become exercisable during the term of recipient’s employment in three equal annual installments, the first installment to be exercisable on the one year anniversary of the option agreement.

   Outbound shipping expense increased by $114,067, or 87%, to $245,751 for the three months ended March 31, 2010. The increase in shipping expense as a percentage of revenues is due to significantly increased volume of small package shipments, which are higher in cost per unit as compared to LTL and truckload shipments.

   Selling, general, and administrative expense increased by $4,744, or 1%, to $342,895 for the three months ended March 31, 2010.

   Depreciation expense increased by $7,944, or 47%, compared to the three months ended March 31, 2009 based upon ongoing capital expenditures for computer and warehouse equipment.

   The net loss of $2,492,894 represents a change of $2,473,936, or (397%), compared to the three months ended March 31, 2009.  Increased expense of $2,877,170 for legal and accounting services as well as the charges resulting from the warrants and stock options issuances related to the private placement is the primary reason for the net loss for the period.

Liquidity and Capital Resources

Since our inception, we have financed operations through video game product sales to customers, debt instruments from institutional investors and existing stockholders, and short-term debt.  As of March 31, 2010, we had approximately $300,575 in cash and cash equivalents. We estimate that our existing cash, combined with the proceeds of our recent private placement, will be sufficient to fund current operations for at least the next 12 months.

Cash Flows

   Net cash used in operating activities was $3,177,154 for the three months ended March 31, 2010, an increase of $3,761,097 or (644%) from the comparable period in 2009. This increase is primarily attributable to increases in accounts receivable, inventories, and prepaid assets as well as decreased accounts payable and accrued liabilities.

   Net cash used in investing activities was $49,953 for three months ended March 31, 2010, an increase of $49,953 or 100% from March 31, 2009. This increase is primarily attributable to the acquisition of additional computer and warehouse equipment.

    Net cash provided by financing activities was $2,886,595 for the three months ended March 31, 2010, an increase of $3,133,953 or 1,267%, from the comparable period in 2009. This increase is primarily attributable to funds received from the February 2010 private placement and additional cash from notes payable to TW Development, a related party.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4T.     Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)          Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

We are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

Item 1A.     Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2010, the holders of certain unit purchase options (the “Options”) issued by the Company in connection with that certain securities purchase agreement, dated February 25, 2010 (the “Purchase Agreement”), exercised Options to purchase 62,500 units of the Company’s securities for aggregate gross proceeds of $125,000.  Each unit (“Unit”) consisted of one share of the Company’s series A convertible preferred stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $2.50 per share through April 26, 2015.

On April 22, 2010, in connection with his appointment as a director, Eric Salzman received an option to purchase 60,000 shares of our common stock at a price of $4.75 per share, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on April 21, 2010.  The options vest in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable on the date of grant, with an additional thirty-three and one-third percent (33 1/3%) becoming exercisable on each of April 22, 2011 and April 22, 2012, respectively.  These options were issued under the Company’s Amended and Restated 2009 Incentive Stock Plan.

On April 20, 2010, the holders of certain Options issued by the Company in connection with the Purchase Agreement, exercised Options to purchase 825,000 units of the Company’s securities for aggregate gross proceeds of $1,650,000.  Each Unit consisted of one share of the Company’s series A convertible preferred stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $2.50 per share through April 20, 2015.

On March 9, 2010, in connection with his appointment as a director, Jack Koegel received an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.50 per share and an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $4.60 per share.  The options vest in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable on the date of grant, with an additional thirty-three and one-third percent (33 1/3%) becoming exercisable on each of March 9, 2011 and March 9, 2012, respectively.  These options were issued under the Company’s Amended and Restated 2009 Incentive Stock Plan.

On February 25, 2010, we completed a “reverse acquisition” transaction (the “Transaction”), in which we entered into the Exchange Agreement with Gamers Factory, Inc. and for certain limited purposes, its stockholders. Pursuant to the Exchange Agreement, the stockholders of Gamers transferred all of the issued and outstanding shares of common stock of Gamers to us in exchange for 7,090,000 newly issued shares of our common stock, and all of the outstanding warrants of Gamers were exchanged for warrants to purchase 1,160,000 shares of our common stock.

In connection with the closing of the Exchange Agreement, we completed the closing of a private placement (referred to herein as the “February 2010 private placement”) of $3,900,000 of units (each, a “Unit” and collectively, the “Units”) to purchasers that qualified as “accredited investors”, as defined in Regulation D promulgated under the Securities Act of 1933, as amended, pursuant to the terms of a Securities Purchase Agreement, dated as of February 25, 2010, with each Unit consisting of one share of our series A convertible preferred stock and a warrant to purchase one share of our common stock.  Each share of series A convertible preferred stock has a stated value equal to $2.00 per share and is initially convertible at any time into shares of our common stock at a conversion price equal to $2.00 per share or an aggregate of 1,950,000 shares of common stock, subject to adjustment under certain circumstances. Each warrant entitles the holder to purchase one share of common stock (equivalent to 100% warrant coverage in respect of the shares underlying the series A convertible preferred stock) at an exercise price of $2.50 per share through February 25, 2015.

 At the closing of the February 2010 private placement, buyers that purchased shares of our series A convertible preferred stock with a stated value of at least $150,000 received a unit purchase option (the “Unit Purchase Option”) to purchase, on the same terms as those Units sold at the closing of the February 2010 private placement, additional Units of series A convertible preferred stock and warrants equal to 50% of the Units they purchased at the closing of the February 2010 private placement.  In the event that any holder of a Unit Purchase Option does not exercise some or all of such option on or before the 55th day following the closing of the February 2010 private placement, any unexercised portion of such Unit Purchase Option will be offered and may be purchased (no later than the 60th day following the closing of the February 2010 private placement) by each other holder of a Unit Purchase Option that elects to exercise its Unit Purchase Option in full. The shares of common stock underlying the securities issuable upon exercise of a Unit Purchase Option are entitled to the same registration rights as those securities underlying the Units issued at the closing of the February 2010 private placement.

Approximately $702,000 of the net proceeds of the February 2010 private placement was used by us to repay outstanding indebtedness on behalf of Gamers, as follows:

•
$452,000 to Allegiance Capital Limited Partnership to prepay in full Gamers’ subordinated debenture issued in July 2006 to Allegiance Capital, which bore interest at 12%, would have matured on July 1, 2011, and required monthly principal and interest amortization.

•
$250,000 to Vision Opportunity Master Fund, Ltd., to prepay in full Gamers’ senior secured promissory note, dated December 23, 2009, which bore interest at 8% per annum and would have matured on June 30, 2010.

Approximately $2,850,000 of the net proceeds of the February 2010 private placement will be used for working capital and general corporate purposes, including amounts required to pay officers’ salaries, ongoing public reporting costs, investor relations, insurance, office-related expenses (including equipment and supplies), and other corporate expenses.

Unless otherwise noted in this section, with respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Regulation D promulgated thereunder.

Item 3.    Defaults Upon Senior Securities

                  None.

Item 4.      Removed and Reserved

Item 5.      Other Information

                   None.

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

GAME TRADING TECHNOLOGIES, INC

Date: May 17, 2010	By:	/s/ Todd Hays
Todd Hays
Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Game Trading Technologies, Inc.

Index to Exhibits

Number	Description

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.