Form 10-Q/A
period 2010-03-31
Game Trading Technologies, Inc.
filed 2010-06-07
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

Game Trading Technologies, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “First Amendment”) to its Quarterly Report for the quarterly period ended March 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on May 17, 2010 (the “Original Report”) to correct certain numbers in the Results of Operation section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, including correcting the amount of the net loss for the three months ended March 31, 2010 from $2,492,894 to $1,845,801.

Game Trading Technologies, Inc.

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

Game Trading Technologies, Inc.
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$300,575	$641,088
Accounts Receivable - Net of Allowance of $100,000 and $100,000 as of March 31, 2010 and December 31, 2009 respectively	5,326,491	2,383,688
Inventories	4,387,311	2,897,432
Prepaid Expenses	239,149	-
TOTAL CURRENT ASSETS	10,253,525	5,922,208

Property and Equipment, net of accumulated depreciation of $327,109 and $246,549 respectively	136,037	109,984

Other Assets
Deferred Financing Costs	-	258,325
Other Deferred Expenses	39,940	-
TOTAL OTHER ASSETS	39,940	258,325

TOTAL ASSETS	$10,429,502	$6,290,517

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$5,202,044	$4,253,396
Accrued expenses and other	6,494	60,534
Note Payable - Bridge City Language	-	250,000
Note Payable - S/B note payable - current portion	263,046	263,046
Note payable - TW development LLC - related party	725,286	408,424
Discontinued Operations-Liablilties	63,848	88,921
TOTAL CURRENT LIABILITES	6,260,717	5,324,321

Long Term Liabilities
Note Payable - Columbia Bank	1,443,344	1,800,000
Subordinated Note Payable		700,000
Warrant Redemption Liability	3,346,998	281,935
less: Current Maturities of long term debt	(263,046)	(263,046)

TOTAL LONG TERM LIABILITES	4,527,296	2,518,889

TOTAL LIABILITIES	$10,788,013	$7,843,210

Stockholders' deficit

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 1,950,000 and none issued and outstanding as of March 31, 2010 and March 31, 2009 respectively	$195	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 8,290,000 and 3,145,000 shares issued and outstanding at March 31, 2010 and March 31, 2009 respectively	829	31,450
Additional paid-in capital	3,110,369	58,918
Accumulated deficit	(3,469,904)	(1,643,062)
Total stockholders' equity (deficit)	(358,511)	(1,552,693)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,429,502	$6,290,517

The accompanying notes are integral parts of these financial statements.

Game Trading Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31
	2010	2009

Net Sales	$11,401,287	$8,341,060
Cost of Sales	9,428,651	6,899,492
Gross Profit	1,972,637	1,441,568

Operating Expense :
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

Discontinued Operations :
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

Supplemental disclosure of cash flow information :

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

At the closing of the February 2010 private placement, buyers that purchased shares of our series A convertible preferred stock with a stated value of at least $150,000 received a unit purchase option (the “Unit Purchase Option”) to purchase, on the same terms as those Units sold at the closing of the February 2010 private placement, additional Units of series A convertible preferred stock and warrants equal to 50% of the Units they purchased at the closing of the February 2010 private placement. In the event that any holder of a Unit Purchase Option does not exercise some or all of such option on or before April 21, 2010 , any unexercised portion of such Unit Purchase Option will be offered and may be purchased (no later than April 26, 2010 ) by each other holder of a Unit Purchase Option that elects to exercise its Unit Purchase Option in full. The shares of common stock underlying the securities issuable upon exercise of a Unit Purchase Option are entitled to the same registration rights as those securities underlying the Units issued at the closing of the February 2010 private placement.

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

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" , codified in SFAS No. 123, prescribes that accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if:

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

Fair value of Financial Instruments

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” , formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009.  ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There was no impact relating to the adoption of ASC 820 to the Company’s financial statements.  ASC 820 also describes three levels of inputs that may be used to measure fair value:

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

Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes , The Company uses the liability method of accounting for income taxes.  The liability method measures  deferred income taxes by applying  enacted  statutory rates in effect at the balance  sheet date to the differences  between the tax basis of assets and  liabilities  and their reported  amounts on the  financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

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

Discontinued Operations

Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classifies a business that has been disposed as a discontinued operation if the cash flow of the business has been eliminated from the ongoing operations and will no longer have any significant continuing involvement in the Company.  The results of operations of discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented as one line in the consolidated statements of operations.   ASC 360-10-05 , formerly SFAS No. 144 requires the classification of amounts presented for prior years as discontinued operations.  The amounts presented in the statements of operations for the three months ended March 31, 2010 and 2009 were classified to comply with ASC 360-10-05 .

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

Abandoned Leased Facilities

In December 2006, the Company’s affiliate, Planet Replay LLC, abandoned its retail locations in Tennessee and Maryland. Although the Company remains obligated under the terms of these leases for the rent and other costs associated with these leases, the Company made the decision to cease using these spaces on December 31, 2006, and has no foreseeable plans to occupy them in the future (see commitment footnote).  Therefore, in accordance with ASC 420, Exit or Disposal Cost Obligations , formerly FASB Statement of Financial Accounting Standards No. 146,  Accounting for Costs Associated with Exit or Disposal Activities , the Company recorded a charge to earnings of approximately $297,274 to recognize the costs of exiting the space. The liability is equal to the total amount of rent and other direct costs for the period of time space is expected to remain unoccupied.  The Company also recorded a charge to earnings of $100,000 for estimated general and administrative costs related to exiting the retail locations. Total exit costs expected to be incurred of $397,274 were recorded as a liability of discontinued operations and included in loss from discontinued operations as of December 31, 2006.  As of March 31, 2010 and December 31, 2009 a liability has been recorded of $63,848 and 88,921.

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

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events” , previously SFAS No. 165 “Subsequent Events”) SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

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

We are authorized to issue shares of our Series A Convertible Preferred Stock, $2.00 stated value . As of March 31, 2010, 20,000,000 shares of our Preferred Stock were authorized, with 3,000,000 shares designated as Series A, and 1,950,000 shares issued and outstanding. The rights and preferences of the Series A Convertible Preferred Stock include, among other things, the following:

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

A summary of the Company’s stock awards for options and warrants as of December 31, 2009 and changes for the three months ended March 31, 2010 is presented below:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2009	1,110,000	$0.65	$4.05
Granted	2,733,333	2.26	2.84
Exercised	—	—	—
Expired/Cancelled	1,110,000	0.88	3.89
Outstanding, March 31, 2010	2,733,333	2.26	2.84
Exercisable, March 31, 2010	2,733,333	2.26	2.84

The following table summarizes information about the Company’s outstanding stock options and warrants at March 31, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.65	310,000	$.65	5.00	310,000	$.65
2.25	383,333	2.25	5.00	383,333	2.25
2.50	2,040,000	2.50	4.95	2,040,000	2.50
	2,733,333		4.97	2,733,333

10.	MAJOR CUSTOMERS

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

   Operating expenses increased by $3,084,653, compared to the three months ended March 31, 2009. The major component of these expenses was professional services consisting of legal, accounting and investor relations fees.  Of the $3,084,653 in operating expenses, a total of $2,877,170 is attributable to legal and accounting services as well as the charges resulting from the warrants and stock options issuances related to the private placement.

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

   Depreciation expense increased by $7,794, or 48%, compared to the three months ended March 31, 2009 based upon ongoing capital expenditures for computer and warehouse equipment.

   The net loss of $1,845,801 represents a change of $2,473,936, or (394%), compared to the three months ended March 31, 2009.  Increased expense of $2,877,170 for legal and accounting services as well as the charges resulting from the warrants and stock options issuances related to the private placement is the primary reason for the net loss for the period.

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

GAME TRADING TECHNOLOGIES, INC

Date: June 2, 2010	By:	/s/ Todd Hays
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