Form 10-Q
period 2010-06-30
Game Trading Technologies, Inc.
filed 2010-08-23
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 16, 2010, there were 8,290,000 shares of the registrant’s common stock outstanding.

Game Trading Technologies, Inc.

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

Game Trading Technologies, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)	*(Audited)
	June 30, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$158,961	$641,088
Accounts Receivable - Net of Allowance of $100,000 as of June 30, 2010 and December 31, 2009	2,590,033	2,383,688
Inventories	5,343,026	2,897,432
Prepaid Expenses and Other	690,971	-
TOTAL CURRENT ASSETS	8,782,991	5,922,208

Property and Equipment, net	343,300	109,984

Other Assets
Deferred Financing Costs	-	258,325
TOTAL OTHER ASSETS	-	258,325

TOTAL ASSETS	$9,126,291	$6,290,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,738,358	$4,253,396
Accrued expenses and other	69,007	60,534
Revolving Line of Credit	2,063,285	-
Note Payable - current portion	-	513,046
Note payable - related party	18,402	408,424
Discontinued Operations – liability	21,735	88,921
TOTAL CURRENT LIABILITES	4,910,787	5,324,321

Long Term Liabilities
Note Payable – non-current portion	-	2,236,954
Warrant Redemption Liability	-	281,935

TOTAL LONG TERM LIABILITES	-	2,518,889

TOTAL LIABILITIES	4,910,787	7,843,210

Redeemable preferred stock, Series A; $.0001 par value, 2,837,500 shares authorized, 2,837,500 and 0 shares issued and outstanding at June, 30, 2010 and December 31, 2009, respectively, net (Face value $5,675,000 and $0, respectively)	385,173	-

Stockholders' equity

Preferred stock, $0.0001 par value, 17,162,500 shares authorized, none issued and outstanding as of June 30, 2010 and December, 31, 2009, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 8,290,000 and 7,090,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	829	709
Additional paid-in capital	8,219,925	89,659
Accumulated deficit	(4,390,423)	(1,643,061)
Total stockholders' equity	3,830,331	(1,552,693)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,126,291	$6,290,517
* Derived from audited financial statements
The accompanying notes are integral parts of these financial statements.

Game Trading Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales	$6,631,951	$12,998,799	$18,033,238	$21,339,859
Cost of Sales	5,852,764	11,168,226	15,281,415	18,067,719
Gross Profit	779,187	1,830,573	2,751,823	3,272,140

Operating Expenses:
Selling, General and Administrative	1,278,620	649,928	2,613,323	1,270,062
Employee Stock Based Compensation	372,559	-	1,317,765	-
Non-Employee Stock Based Compensation	-	-	1,496,023	-
Depreciation	11,235	17,123	35,299	33,393
Total Operating Expense	1,662,414	667,051	5,462,410	1,303,455

Income (Loss) from Operations	(883,227)	1,163,522	(2,710,587)	1,968,685

Other Income (Expenses):
Interest Expense, net	(18,333)	(212,005)	(83,268)	(355,878)

Other	-	-	46,493	-
Total Other Income (Expenses)	(18,333)	(212,005)	(36,775)	(355,878)

Income (Loss) Before Provision for Income Taxes	(901,560)	951,517	(2,747,362)	1,612,807

Provision for Income Taxes	-	-	-	-

Income (Loss) from Continuing Operations	$(901,560)	$951,517	$(2,747,362)	$1,612,807

Discontinued Operations
Loss from Discontinued Operations	-	35,653	-	68,809
Net income (loss) attributable to common shareholders before accretion of preferred dividends and discount	$(901,560)	$915,864	$(2,747,362)	$1,543,998

Accretion of preferred dividends and discount	66,007		84,965	-
Accretion of preferred amortization of beneficial conversion and warrant features	319,166		319,166
Net income (loss) attributable to common shareholders	$(1,286,733)	$915,864	$(3,151,493)	$1,543,998

Net income (loss) per share:
Income (loss) per share from continuing operations – basic & diluted	$(0.11)	$0.13	$(0.35)	$0.23
Income (loss) per share from discontinued operations – basic & diluted	$0.00	$(0.00)	$0.00	$(0.01)
Net income (loss) per share – basic & diluted	$(0.11)	$0.13	$(0.35)	$0.22

Weighted Average Common Shares Outstanding - basic	8,290,000	7,090,000	7,918,729	7,090,000
Weighted Average Common Shares Outstanding - diluted	8,290,000	7,090,000	7,918,729	7,090,000

Game Trading Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net Income (Loss)	$(2,747,362)	$1,543,998

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & Amortization - Property and Equipment	35,299	33,393
Issuance of Stock Warrants for Services	1,496,024	-
Stock Options for employee services	1,317,765	-
Other	12,317	(4,867)
Changes in assets and liabilities
Account receivable	(206,345)	(1,617,003)
Inventory	(2,445,594)	1,431,716
Accounts payable	(1,515,038)	818,902
Accrued liabilities	8,473	564
Deferred Expenses	9,801	4,736
Prepaid expenses and other	(690,971)	-
Liabilities of discontinued operation	(67,186)	-

Net Cash Provided (Used) In Operating Activities	(4,792,817)	2,211,439

Cash flows from investing activities
Purchases of fixed assets	(268,615)	(34,643)

Net Cash Provided (Used) In Investing Activities	(268,615)	(34,643)

Cash flows from financing activities
Proceeds from the sale of convertible preferred stock	5,675,000	-
Proceeds from line of credit, net	2,063,285	(600,000)
Repayments on notes payable	(2,750,000)	(112,500)
Payment of Series A preferred dividends	(18,958)	-
Advance (Repayment) of due to stockholder	-	(20,000)
Issuance (Repayment) of note payable-related party	(390,022)	(181,107)

Net Cash Provided (Used) In Financing Activities	4,579,305	(913,607)

Net increase (decrease) in cash and cash equivalents	(482,127)	1,263,189

Cash and cash equivalents at the beginning of the period	641,088	301,397

Cash and cash equivalents at the end of the period	$158,961	$1,564,586

Supplemental disclosure of cash flow information :

Cash paid for interest	$83,267	$355,878

Cash paid for taxes	$-	$-
The accompanying notes are integral parts of these financial statements.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

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

Business Combination and Corporate Restructure

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

The transactions contemplated by the Exchange Agreement were accounted for as a “reverse acquisition,” since the stockholders of Gamers owned a majority of the outstanding shares of our common stock immediately following the Transaction. Gamers is deemed to be the acquirer in the Transaction and, consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements will be those of Gamers and will be recorded at the historical cost basis of Gamers. Except for the right of the holders of our series A convertible preferred stock, as a class, to elect one of our directors, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of our company.

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
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

On April 26, 2010, the holders of certain Unit Purchase Options exercised Options to purchase 62,500 units of the Company’s securities for aggregate gross proceeds of $125,000.  Each unit (“Unit”) consisted of one share of the Company’s series A convertible preferred stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $2.50 per share through April 26, 2015.

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

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits. Management considers this to be an acceptable business risk.

Cash and Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company extends credit to customers without requiring collateral.  The Company uses the allowances method to provide for doubtful accounts based on management’s evaluations of the collectability of accounts receivable.  Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts.  Based on management’s evaluation of collectability, there is a $100,000 allowance for doubtful accounts as of June 30, 2010 and December 31, 2009 respectively.  During the six months ended June 30, 2010 and  the year ended December 31, 2009, the Company wrote off $0 and $248,957 respectively as uncollectible accounts receivables. The Company determines accounts receivable to be delinquent when greater than 30 days past due.  Accounts receivable are written off when it is determined that amounts are uncollectible.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

Inventory

Inventory, consisting of goods held for resale, is stated at the lower of cost or market.  Cost is determined using the weighted-average method.  At June 30, 2010 and December 31, 2009, no allowance for obsolete inventory was deemed necessary based on management’s estimate of the realizability of the inventory.

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

Revenue Recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured.  The Company had $6,631,951 and $18,033,238 and $12,998,799 and $21,339,859 in revenue for the three and six months ended June 30, 2010 and June 30, 2009, respectively.

Seasonality

Our business is seasonal since we rely upon retailers and consumers, with the major portion of our sales and operating profits occurring during the first fiscal quarter following the holiday selling season.  Since our supply of video game products depends significantly on consumer trade-ins and returns, there exists significant supply of these items immediately following the holiday season in January through March. Historically, our sales lag the holiday season by one quarter. We have historically generated our highest sales and operating profits during the first quarter of the year.

Shipping and Handling Costs

The Company includes its outbound shipping and handling costs in selling, general and administrative expenses.  Those costs were $141,817 and $387,568 for the three and six months ended June 30, 2010 and  $89,193 and $220,867 for the three and six months ended June 30, 2009, respectively.  Inbound shipping and handling costs are included as an allocation to inventory.  Those costs were $65,517 and $148,086 for the three and six months ended June 30, 2010 and $302,827 and $655,072 for the three and six months ended June 30 2009, respectively.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

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

Derivative Instruments and Hedging

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. See Note 6.

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
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2010, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

Discontinued Operations

Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classifies a business that has been disposed as a discontinued operation if the cash flow of the business has been eliminated from the ongoing operations and will no longer have any significant continuing involvement in the Company.  The results of operations of discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented as one line in the consolidated statements of operations.   ASC 360-10-05, formerly SFAS No. 144 requires the classification of amounts presented for prior years as discontinued operations.  The amounts presented in the statements of operations for the three months ended June 30, 2010 and 2009 were classified to comply with ASC 360-10-05.

During the year ended December 31, 2006, the Company decided to discontinue operations of Planet Replay, LLC, a retail affiliate of the Company, and sell or liquidate the assets of the discontinued operations.  The decision to discontinue the operations of Planet Replay, LLC was based upon the historical and continuing losses of Planet Replay, LLC.  All assets were disposed during 2007 and liabilities of $21,735 and $88,921 existed at June 30, 2010 and December 31, 2009. The Company recognized a loss from discontinued operations totaling $0 and $35,653 and $0 and $68,809 for the three and six months ended June 30, 2010 and 2009, respectively. The assets and liabilities of the discontinued operation are presented separately under captions “Assets of discontinued operation” and “Liabilities of discontinued operation,” respectively, in the accompanying consolidated balance.  In conjunction with the discontinued operations, the Company has certain operating lease obligations for abandoned retail locations. These obligations were terminated with the landlord in exchange for a termination fee of $35,524 in July 2010.

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

Liquidity

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss from continuing operations of ($2,747,362) for the six months end June 30, 2010 and a net income from continuing operations of $1,612,807 for the six months ended June 30, 2009.  As of June 30, 2010, the Company’s current assets exceed its current liabilities by $3,872,204, with cash and cash equivalents representing $158,961.

Recent Authoritative Accounting Pronouncements

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The adoption of provisions of ASU 2010-10 does not have a material effect on the Company’s financial position, results of operations or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12),  IncomeTaxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.   After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-18 “Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010.  The Company does not expect ASU 2010-18 to have an impact on its financial condition, results of operations, or disclosures.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.	PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2010 and December 31, 2009 consists of the following:

	6/30/10	12/31/09
Machinery and equipment	$522,375	$251,347
Leasehold improvements	16,653	19,483
Computer equipment and software	142,641	142,223
	$681,669	$413,053
Less accumulated depreciation	338,369	303,069
Property and Equipment, net	$343,300	$109,984

Depreciation expense included as a charge to income was $11,235 and $35,299 for the three and six months end June 30, 2010 compared to $17,123 and $33,393 for the three and six months ended June 30, 2009, respectively.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

3.	Working Capital Line of Credit

Bank of America Revolver

On May 4, 2010, Gamers Factory, Inc. (the “Borrower”), a wholly owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A.   The Loan Agreement provides for a revolving line of credit to the Borrower equal to the lesser of (i) $2,500,000 (the “Credit Limit”) or the sum of (a) 75% of the balance due on Acceptable Receivables (as defined in the Loan Agreement) and (b) the lesser of $1,000,000 or 20% of the value of Acceptable Inventory (as defined in the Loan Agreement) (the “Facility No. 1 Commitment”).  The Borrower has the right to prepay loans under the Loan Agreement in whole or in part at any time. All amounts borrowed under the Loan Agreement must be repaid on or before May 27, 2011.  Loans under the Loan Agreement bear interest at a rate equal to the British Bankers Association London interbank offered rate (“BBA LIBOR”) plus 2.50% per annum. The Company has incurred interest expense of $8,716 for the three and six months end June 30, 2010. The BBA LIBOR rate was .35%.

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

As of June 30, 2010, the balance on the revolver was $2,063,285, with additional availability of $436,715.

4.	NOTES PAYABLE

A summary of notes payable at June 30, 2010 and December 31, 2009 is as follows:

	6/30/10	12/31/09
Allegiance Capital Limited	$-	$700,000
The Columbia Bank	-	1,800,000
Vision Capital Advisors, Ltd.	-	250,000
	$-	$2,750,000
Less: Current Portion	-	513,046
Notes Payable	$-	$2,236,954

Subordinated Note Payable – Allegiance Capital Limited
Effective July 25, 2006, the Company entered into a financing agreement issuing a debenture to Allegiance Capital Limited Partnership in the amount of $1,000,000.  This debenture was retired utilizing proceeds from the February 2010 private placement transaction.

Note Payable –  The Columbia Bank
On December 29, 2009 the Company was issued a note payable of $1,800,000 from The Columbia Bank. The note bears interest at 8.0% and matures on December 29, 2014.  The note required consecutive monthly payments of principal and interest of $15,056 with a balloon payment due on December 29, 2014.    The note was collateralized by substantially all assets of the Company and personal assets of the majority shareholder.  This note was retired utilizing proceeds from the April 2010 private placement transaction without penalty or additional interest.

Note Payable – Vision
On December 22, 2009, Vision Capital Advisors, Ltd. issued a note payable of $250,000. The note bears interest at 8.0% and matured on June 30, 2010.  The note required a payment of principal and interest due on June 30, 2010.    This note was not collateralized.  This note was retired utilizing proceeds from the February 2010 private placement transaction without penalty or additional interest.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

5.	NOTES PAYABLE – RELATED PARTY

Note Payable – TW Development LLC

On December 6, 2007, the Company issued a note payable of $500,000 to TW Development LLC. The note bears interest at 6% and matured on April 4, 2008, and has been extended to December 31, 2010.  The note requires no monthly payments and at times in the current year, the Company has attained, and subsequently repaid, additional advances. The Company may repay this note at any time, in whole or in part, without penalty or additional interest. The balance as of June 30, 2010 and December 31, 2009 was $18,402 and $408,424, respectively. TW Development LLC is wholly owned by, our Chief Executive Officer, Todd Hays.

6.	REDEEMABLE PREFERRED STOCK

We are authorized to issue shares of our Series A Convertible Preferred Stock (“Series A”), $2.00 stated value. As of June 30, 2010, 20,000,000 shares of our Preferred Stock were authorized, with 2,837,500 shares designated as Series A, and 2,837,500 shares issued and outstanding. The rights and preferences of the Series A Convertible Preferred Stock include, among other things, the following:

•	liquidation preferences (120% of stated value);

•	dividend preferences;

The Series A Convertible Preferred Stock provides an annual dividend of 5% payable quarterly in arrears in cash or stock.  Each Series A Preferred share is convertible, at the option of the holder thereof, at any time, into one share of the Company’s common stock at an initial conversion price of $2.00 per share, subject to adjustments for anti-dilution provisions.

On February 25, 2009, the Company sold 1,950,000 shares of Series A with attached warrants to purchase an aggregate of 1,950,000 shares of the Company’s common stock at $2.00 per share. The Company received $3,900,000 from the sale of the Series A shares. Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at June 30, 2010.

In accordance with ASC 470 Topic “Debt" a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $2,427,566 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $1,472,434 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 45%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) estimated fair value of GTTI common stock of $4.25 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $3,900,000 have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, the discount will be amortized over the period from issuance to February 2015 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

 On April 20, 2010 and April 26, 2010, certain holders of Unit Purchase Options exercised Unit Purchase Options to purchase 825,000 and 62,500 shares, respectively of Series A resulting in aggregate gross proceeds to us of $1,650,000 and $125,000, respectively. Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at June 30, 2010.

In accordance with ASC 470 Topic “Debt" a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $1,157,175 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $617,825 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 45%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) estimated fair value of GTTI common stock of $4.70 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $1,775,000, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, the discount will be amortized over the period from issuance to April 2015 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

The charge to additional paid in capital for amortization of discount and costs for the period ended June 30, 2010 was $319,166.  There was no amortization of discounts for Series A preferred stock for the period ended June 30, 2009.

For the period ended June 30, 2010 we have paid dividends in the amount of $18,958 and cumulative accrued dividends of $66,007. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. There were no accrued dividends for Series A preferred stock for the period ended June 30, 2009.

7.	CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.0001 per share. As of June 30, 2010, the Company has 2,837,500 shares of preferred stock issued and outstanding, designated Series A preferred stock. There were no shares of preferred stock outstanding as of December 31, 2009. The company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of June 30, 2010 and December 31, 2009, the Company has 8,290,000 and 7,090,000, respectively, of shares of common stock issued and outstanding.

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

8.	STOCK OPTIONS & WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at June 30, 2010, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$2.25	1,050,000	$2.25	4.82	350,000	$2.25
2.50	50,000	2.50	4.69	16,666	2.50
4.60	100,000	4.60	4.69	33,334	4.60
4.75	60,000	4.75	4.81	20,000	4.75
	1,210,000		4.80	420,000

A summary of the Company’s stock awards for options as of December 31, 2009 and changes for the six months ended June 30, 2010 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	—	$—
Granted	1,210,000	2.58
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, June 30, 2010	1,210,000	2.58
Exercisable, June 30, 2010	420,000	2.58

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

 The weighted-average fair value of stock options granted to employees during the six-month period ended June 30, 2010 and 2009 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	June 30, 2010	June 30, 2009
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.5%	-
Expected stock price volatility	45%	-
Expected dividend payout	-	-
Expected option life (in years)	5.0	-
Expected forfeiture rate	0%	-
Fair value per share of options granted	$0.30	$-

The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company has no historical experience with which to establish a basis for determining an expected life of these awards. Therefore, the Company only gave consideration to the contractual terms and did not consider the vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures significant to the expected life of the option award.

The Company based the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.

Total stock-based compensation expense in connection with options granted to employees recognized in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2010 was $372,559 and $1,317,765, and for the three and six months ended June 30, 2009 was $0, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of June 30, 2010 is $0.

Warrants

The following table summarizes the changes in the warrants outstanding at June 30, 2010, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the Series A preferred private placement.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.65	1,120,000	$.65	3.53	1,120,000	$.65
2.50	2,927,500	2.50	4.66	2,927,500	2.50

	4,047,500		4.24	4,047,500

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

A summary of the Company’s stock awards for warrants as of December 31, 2009 and changes for the six months ended June 30, 2010 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	1,110,000	$0.65
Granted	3,237,500	2.50
Exercised	—	—
Expired/Cancelled	(300,000)	0.65
Outstanding, June 30, 2010	4,047,500	1.99
Exercisable, June 30, 2010	4,047,500	1.99

The Company issued 2,837,500 warrants to Series A preferred stockholders and 400,000 compensatory warrants to non-employees during the six months ended June 30, 2010.  The Series A Warrants entitled the holder to purchase one share of the Company’s common stock, have a term of five years from the date of issuance with 100% coverage and an exercise price of $2.50.  The warrants shall become exercisable on a cashless exercise basis if the underlying shares have not been fully registered within twelve months of the closing of the February 2010 private placement transaction.  Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 45%; risk-free interest rate .41%; expected lives ranging from three years to five years.

Total non-employee stock-based compensation expense in connection with warrants recognized in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2010  $0 and $1,496,023 and for the three and six months ended June 30, 2009 was $0, respectively, net of tax effect.

9.	RELATED PARTY TRANSACTIONS

The Company has a note payable outstanding of $18,402 due to TW Development, LLC, a company wholly owned by Todd Hays, our chief executive officer.  The note bears interest at 6% and due no later than December 31, 2010. For information regarding the note payable, see “Note Payable – Related Party” in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

On February 25, 2010, Mr. Hays, participated in the private placement of Series A Preferred Stock, purchasing 50,000 shares of Series A convertible redeemable preferred stock (convertible into 50,000 shares of common stock) and warrants to purchase 50,000 shares of common stock, for an aggregate purchase price of $100,000.

In connection with the Series A Preferred Stock private placement transaction, on April 20, 2010, the Company entered into an Executive Officer Reimbursement Agreement with Todd Hays, the Company’s President and Chief Executive Officer, pursuant to which the Mr. Hays agreed to convert a portion of outstanding indebtedness of the Company owed to him into Series A shares and Warrants pursuant to the Securities Purchase Agreement.  Mr. Hays converted $25,000 of outstanding indebtedness into 12,500 Series A shares and Warrants to purchase 12,500 shares of Common Stock.

From time to time the Company may receive advances from certain of its officers to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.

10.	BUSINESS CONCENTRATION

Revenue from two (2) major customers accounted for a combined $14,348,707 and $17,684,177 of revenue for the six months ended June, 2010 and 2009, respectively.  These amounts represent 80% and 83% of the Company’s revenue for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and 2009, these customers accounted for 31% and 92% of accounts receivable, respectively.

Purchases from two (2) major suppliers approximated $5,597,838 of purchases, and three (3) major suppliers approximated $8,879,575 of purchases, for the six months ended June 30, 2010 and 2009, respectively. These amounts represent 34% and 59% of the Company’s supplies for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and 2009, these suppliers accounted for 25% and 0% of accounts payable, respectively.

11.	COMMITMENTS

Office Lease Obligations

The Company has entered into an operating lease agreement for its warehouse and corporate offices located in Hunt Valley, MD.   The current lease term expiration date is January 31, 2012.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

Future minimum payments required under operating leases at June 30, 2010 are as follows:

Year Ending December 31:

2010 (remainder of the year)	87,975
2011	179,223
2012 and thereafter	14,960
$282,158

Rent expense plus common area maintenance and related facilities fees for the six months ended June, 2010 and 2009 totaled $105,623 and $115,565, respectively.

In conjunction with the discontinued operations (see “Discontinued Operations” in Footnote 1.), the Company has certain operating lease obligations for abandoned retail locations. These obligations were terminated with the landlord in exchange for a termination fee of $35,524 in July 2010.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for the protection of the Company’s proprietary information.

We entered into employment agreements with Todd Hays and Rodney Hillman effective at the closing of the Transaction and our February 2010 private placement. The employment agreements require each of the executives to devote all of their time and attention during normal business hours to our business as our Chief Executive Officer and President and our Chief Operating Officer, respectively. The employment agreements provide that each executive will receive an annual base salary of $175,000 and $125,000 per year, with the annual base salary increasing by 5% on each anniversary date of the employment agreement. In addition, each executive is entitled to (a) receive a cash bonus in an amount determined by the Compensation Committee if we meet or exceed certain mutually agreed upon performance goals and (b) participate in our stock option plan.

12.	SUBSEQUENT EVENTS

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements and the following items are noted.

In conjunction with the discontinued operations (see “Discontinued Operations” in Footnote 1.), the Company has certain operating lease obligations for abandoned retail locations. These obligations were terminated with the landlord in exchange for a termination fee of $35,524 in July 2010.

Effective June 30, 2010, the holders of 100% of the outstanding shares of series A convertible preferred stock (the “Series A Preferred Stock”) and 98% of the outstanding warrants to purchase shares of common stock (collectively, the “Warrants”) issued pursuant to the terms of that certain securities purchase agreement, dated February 25, 2010 (the “Purchase Agreement”), agreed to amend the terms of the Series A Preferred Stock and Warrants in the following manner:

•
The parties agreed to add a provision to the certificate of designation for the Series A Preferred Stock whereby the minimum price in which the conversion price of the Series A Preferred Stock may be reduced shall be equal to $1.00;

•	The parties agreed to add a provision to the Warrants whereby the minimum price in which the exercise price of the Warrants may be reduced shall be equal to $1.00;

•
The parties agreed to add a provision to the Purchase Agreement whereby until the 36 month anniversary of the date of the Purchase Agreement, the Company shall not issue any of its equity securities below $1.00 without the prior written consent of any holder who was issued a Warrant for an aggregate of 2% or more of the Warrants initially issued pursuant to the Purchase Agreement.

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

Overview

We are a leading provider of comprehensive trading solutions and services for video game retailers, publishers, rental companies, and consumers.  Through our trading platform, we provide our customers with extensive services including valuation, procurement, refurbishment, and merchandising of pre-owned video games.  Additionally, through our trading platform, we process and market video game consoles, DVDs, and video game accessories, and provide related e-commerce retailing and interactive marketing services.

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

Recent Developments

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

On April 26, 2010, the holders of certain Unit Purchase Options exercised Options to purchase 62,500 units of the Company’s securities for aggregate gross proceeds of $125,000.  Each Unit consisted of one share of the Company’s series A convertible preferred stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $2.50 per share through April 26, 2015.

Results of Operations - Three Months and Six Months ended June 30, 2010 compared to the Three and Six Months ended June 30, 2009

The table below outlines revenues and related cost of sales for comparable periods:

	Three months ended June 30,
	2010		2009		Variance

Revenue	$6,631,951	100%	$12,998,799	100%	$(6,366,848)	-49%
Cost of Sales	5,852,764	88%	11,168,226	86%	(5,315,462)	-48%
Gross Profit	$779,187	12%	$1,830,573	14%	$(1,051,386)	-57%

	Six months ended June 30,
	2010		2009		Variance

Revenue	$18,033,238	100%	$21,339,859	100%	$(3,306,621)	-16%
Cost of Sales	15,281,415	85%	18,067,719	85%	(2,786,304)	-15%
Gross Profit	$2,751,823	15%	$3,272,140	15%	$(520,317)	-16%

Revenues. During the three and six months ended June 30, 2010, we had a decrease in revenues of $6,366,848, or -49% and $3,306,621, or -16%, respectively, compared to the three and six months ended June 30, 2009.  Excluding a major extraordinary retailer liquidation transaction consisting of approximately $5.5 million in sales in the 2nd quarter of 2009, revenues would have shown a decrease of approximately $900,000 for the comparative three month period and increased approximately $2.2 million for the comparative six month period. As demonstrated in the corresponding prior year period, from time to time larger than normal opportunities are made available to us for the acquisition and/or sale of used game products. These opportunities are not in the normal course of our business and there is no assurance when or if such opportunities will be made available to us in the future.

Cost of Sales. During the three and six months ended June 30, 2010, we had a decrease in cost of sales of $5,315,462, or -48%, and $2,786,304, or -15%, respectively, compared to the three and six months ended June 30, 2009. Our decrease in costs correlate with the decrease in revenue for the comparable periods.

Gross Profit. Gross profit decreased by $1,051,386, or -57%, and $520,317, or -16%, for the three and six months ended June 30, 2010, respectively, when compared to the three and six month period ended June 30, 2009. The decrease during the three and six months ended June 30, 2010 was primarily a resulting of lower sales volumes as compared to the prior periods.

Operating Expense. Operating expenses, which consist of sales and marketing expenses, general and administrative costs, stock based compensation and depreciation totaled $1,662,414 and $5,462,410 during the three and six months ended June 30, 2010, respectively as compared to $667,051 and $1,303,455 during the three and six months ended June 30, 2009, respectively. The operating expenses for the three and six months ended June 30, 2010 increased by $995,363 and $4,158,955, respectively, as compared to the three and six months ended June 30, 2009. The major component of these increased expenses between the corresponding periods was professional services consisting of legal, accounting and investor relations fees as well as non-cash employee stock based compensation of $372,559 and $1,317,765 and non-employee stock based compensation of $0 and $1,496,023 for the three and six months ended June 30, 2010, respectively.

Selling, General and Administrative Expenses (SG&A). The SG&A expenses consist of salaries, advertising, professional service fees, investor relations services and overhead expenses, totaled $1,278,620 and $2,613,323 during the three and six months ended June 30, 2010, respectively, as compared to $649,928 and $1,270,062 during the three and six months ended June 30, 2009, respectively. SG&A increased by $628,692 and $1,343,261 between the corresponding three and six months periods, respectively. The increase between the corresponding three and six month periods is primarily attributable to professional fees associated with the reverse merger and private placement consummated in February 2010 and investor relations fees totaling approximately $311,000 and $813,000, respectively. Furthermore, administrative salaries and related costs increased approximately $205,000 and $229,000, a comparable increase in volume of small package shipments in outbound shipping costs increased approximately $52,000 and $167,000, and IT related services increased approximately $48,000 and $115,000, respectively between the three and six months comparative periods.

Stock Based Compensation. During the three and six months ended June 30, 2010, the employee stock based compensation expense was $372,559 and $1,317,765, respectively from issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method and the option shall become exercisable during the term of recipient’s employment in three equal annual installments with the first installment to be exercisable upon issuance of the option agreement. There were no stock option issuances in the prior year period.

Non-Employee Stock Based Compensation. For the three and six months ended June 30, 2010, $0 and $1,496,024 noncash charges were due to the issuance of stock warrants in exchange for professional services associated with reverse merger and private placement consummated in February 2010.  The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements.  There were no warrant issuances in the prior year period.

Net Income (Loss). We had a net loss of ($901,560) and ($2,747,362) for the three and six months ended June 30, 2010 as compared to a net income of $951,517 and $1,612,807 for the three and six months ended June 30, 2009. The increase in legal and accounting services, the charges resulting from the warrants and stock options issuances related to the private placement are the primary reason for the net loss for the period.

Seasonality

Our business is seasonal since we rely upon retailers and consumers, with the major portion of our sales and operating profits occurring during the first fiscal quarter following the holiday selling season.  Since our supply of video game products depends significantly on consumer trade-ins and returns, there exists significant supply of these items immediately following the holiday season in January through March. Historically, our sales lag the holiday season by one quarter. We have historically generated our highest sales and operating profits during the first quarter of the year.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities and the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital increased by $3,274,317 during the six months ended June 30, 2010 from a working capital surplus of $597,887 at December 31, 2009 to a working capital surplus of $3,872,204 at June 30, 2010. The change in working capital for the six months ended June 30, 2010 is due to a combination of factors, of which significantly include:

Cash had a net decrease from working capital by $482,127 for the six months ended June 30, 2010. The most significant uses and proceeds of cash were:

• Approximately $4,793,000 of cash consumed directly in operating activities
• Purchases of equipment of $268,615
• Proceeds from the Series A Preferred offering of $5,675,000
• Net proceeds from the Bank of America working line of credit of $2,063,285 to fund inventory purchases
• Repayments of certain notes payable outstanding of $3,140,022

Of the total current assets of $8,782,991 as of June 30, 2010, cash represented $158,961.  Of the total current assets of $5,922,208 as of December 31, 2009, cash represented $641,088.

Series A Preferred Offering

We completed the closing of a private placement of $3,900,000 of units (each, a “Unit” and collectively, the “Units”) pursuant to the terms of a Securities Purchase Agreement, dated as of February 25, 2010, with each Unit consisting of one share of our series A convertible preferred stock and a warrant to purchase one share of our common stock.  Each share of series A convertible preferred stock has a stated value equal to $2.00 per share and is initially convertible at any time into shares of our common stock at a conversion price equal to $2.00 per share or an aggregate of 1,950,000 shares of common stock, subject to adjustment under certain circumstances. Each warrant entitles the holder to purchase one share of common stock (equivalent to 100% warrant coverage in respect of the shares underlying the series A convertible preferred stock) at an exercise price of $2.50 per share through February 25, 2015.

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

On April 26, 2010, the holders of certain Unit Purchase Options exercised Options to purchase 62,500 units of the Company’s securities for aggregate gross proceeds of $125,000.  Each Unit consisted of one share of the Company’s series A convertible preferred stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $2.50 per share through April 26, 2015.

Working Capital Line of Credit

On May 4, 2010, Gamers Factory, Inc. (the “Borrower”), a wholly owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A.   The Loan Agreement provides for a revolving line of credit to the Borrower equal to the lesser of (i) $2,500,000 (the “Credit Limit”) or the sum of (a) 75% of the balance due on Acceptable Receivables (as defined in the Loan Agreement) and (b) the lesser of $1,000,000 or 20% of the value of Acceptable Inventory (as defined in the Loan Agreement) (the “Facility No. 1 Commitment”).  The Borrower has the right to prepay loans under the Loan Agreement in whole or in part at any time. All amounts borrowed under the Loan Agreement must be repaid on or before May 27, 2011.

Initial borrowings under the Loan Agreement were subject to, among other things, the substantially concurrent repayment by the Borrower of all amounts due and owing under the Borrower’s existing second amended and restated loan agreement and $1,800,000 second amended and restated promissory note, each dated December 29, 2009, respectively, with The Columbia Bank and the satisfaction and termination of such borrowing (collectively, the “Columbia Bank Loan”).  All amounts owed under the Columbia Bank Loan were satisfied and terminated by Borrower on May 6, 2010.

As of June 30, 2010, the balance on the revolver was $2,063,285, with additional availability of $436,715.

Proceeds from the issuance of common stock

During the three months ended June 30, 2010, the Company did not receive any proceeds from the issuance of its common stock.

Cashflow analysis

Cash used in continuing operations was $4,792,817 during the period ending June 30, 2010 and proceeds provided by continuing operations was $2,211,439 during the period ended June 30, 2009. During the period ended June 30, 2010, our primary capital needs were for working capital necessary to fund inventory purchases and reducing our trade payables.

We utilized cash for investing activities from continuing operations of $268,615 and $34,643 during the periods ended June 30, 2010, and 2009, respectively. This increase is primarily attributable to the acquisition of additional computer and warehouse equipment.

Cash provided from financing activities from continuing operations $4,579,305 during the period ending June 30, 2010, compared to cash used in financing activities was $913,607 during the period ending June 30, 2009. This increase is primarily attributable to funds received from the February and April 2010 Series A preferred private placements of $5,675,000 and proceeds on our working capital line of credit used for inventory purchases of $2,063,285. The financing activities from continuing operations also included repayments of certain notes payable of $3,140,022 and $913,607 during the period ending June 30, 2010 and 2009, respectively.

We believe that we will require additional financing to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

The downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.   If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.	Controls and Procedures

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAME TRADING TECHNOLOGIES, INC

Date: August 23, 2010	By:	/s/ Todd Hays
Todd Hays
Chief Executive Officer (principal executive officer and principal financial and accounting officer)