Form 10-Q
period 2010-09-30
Game Trading Technologies, Inc.
filed 2010-10-27
CIK 1382805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 26, 2010, there were 8,452,500 shares of the registrant’s common stock outstanding.

Game Trading Technologies, Inc.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Game Trading Technologies, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2010	*(Audited) December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$411,003	$641,088
Accounts receivable - Net of allowance of $100,000 as of September 30, 2010 and December 31, 2009	5,284,855	2,383,688
Inventories	7,999,593	2,897,432
Prepaid expenses and other	136,569	—

TOTAL CURRENT ASSETS	13,832,020	5,922,208
Property and equipment, net	330,499	109,984
Other assets
Deferred financing costs	—	258,325

TOTAL OTHER ASSETS	—	258,325
TOTAL ASSETS	$14,162,519	$6,290,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,845,318	$4,253,396
Accrued expenses and other	165,684	60,534
Revolving line of credit	2,363,285	—
Note payable – current portion	—	513,046
Note payable – related party	16,255	408,424
Discontinued operations – liability	—	88,921

TOTAL CURRENT LIABILITIES	9,390,542	5,324,321
Long Term Liabilities
Note Payable – non-current portion	—	2,236,954
Warrant redemption liability	—	281,935
TOTAL LONG TERM LIABILITIES	—	2,518,889

TOTAL LIABILITIES	9,390,542	7,843,210
Redeemable preferred stock, Series A; $.0001 par value, 2,837,500 shares authorized, 2,837,500 and 0 shares issued and outstanding at September, 30, 2010 and December 31, 2009, respectively, net (Face value $5,675,000 and $0, respectively)	674,839	—
Stockholders’ equity
Preferred stock, $0.0001 par value, 17,162,500 shares authorized, none issued and outstanding as of September 30, 2010 and December, 31, 2009, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 8,290,000 and 7,090,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	829	709
Additional paid-in capital	8,276,016	89,659
Accumulated deficit	(4,179,707)	(1,643,061)

Total stockholders’ equity	4,097,138	(1,552,693)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,162,519	$6,290,517

*	Derived from audited financial statements

The accompanying notes are integral parts of these financial statements.

Game Trading Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$9,105,366	$6,527,744	$27,138,605	$27,867,603
Cost of sales	7,478,508	5,145,000	22,759,924	23,212,718

Gross Profit	1,626,858	1,382,744	4,378,681	4,654,885
Operating expenses:
Selling, general and administrative	957,656	1,059,480	3,570,980	2,329,543
Employee stock based compensation	410,779	—	1,728,544	—
Non-employee stock based compensation	—	—	1,496,023	—
Depreciation	24,501	20,429	59,800	53,822

Total Operating Expense	1,392,936	1,079,909	6,855,347	2,383,364
Income (Loss) from Operations	233,922	302,836	(2,476,666)	2,271,520
Other Income (Expenses):
Interest expense, net	(23,206)	(223,700)	(106,473)	(579,578)
Other	—	—	46,493	—

Total Other Income (Expenses)	(23,206)	(223,700)	(59,981)	(579,578)
Income (Loss) Before Provision for Income Taxes	210,716	79,135	(2,536,646)	1,691,943
Provision for income taxes	—	—	—	—

Income (Loss) from Continuing Operations	$210,716	$79,135	$(2,536,646)	$1,691,943
Discontinued Operations
Loss from discontinued operations	—	21,847	—	90,656

Net income (loss) attributable to common shareholders before accretion of preferred dividends and discount	$210,716	$57,288	$(2,536,646)	$1,601,287
Accretion of preferred dividends and discount	70,939		155,903	—
Accretion of preferred amortization of beneficial conversion and warrant features	283,749		602,915

Net income (loss) attributable to common shareholders	$(143,972)	$57,288	$(3,295,464)	$1,601,287

Net income (loss) per share:
Income (loss) per share from continuing operations – basic	$0.03	$0.01	$(0.32)	$0.24

Income (loss) per share from discontinued operations – basic	$0.00	$(0.00)	$0.00	$(0.01)

Net income (loss) per share – basic	$0.03	$0.01	$(0.32)	$0.23

Income (loss) per share from continuing operations – diluted	$0.02	$0.01	$(0.32)	$0.24

Income (loss) per share from discontinued operations – diluted	$0.00	$(0.00)	$0.00	$(0.01)

Net income (loss) per share – diluted	$0.02	$0.01	$(0.32)	$0.23

Weighted Average Common Shares Outstanding – basic	8,290,000	7,090,000	8,043,846	7,090,000
Weighted Average Common Shares Outstanding – diluted	13,770,098	7,090,000	8,043,846	7,090,000

The accompanying notes are integral parts of these financial statements.

Game Trading Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income (Loss) attributable to common shareholders	$(2,536,646)	$1,601,287
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & amortization - Property and Equipment	59,800	53,822
Issuance of Stock Warrants for Services	1,496,023	—
Stock Options for employee services	1,728,544	—
Other	12,317	—
Changes in assets and liabilities
Accounts receivable	(2,901,167)	(1,285,044)
Inventory	(5,102,161)	1,830,586
Accounts payable	2,591,922	718,336
Accrued liabilities	105,149	(25,379)
Deferred expenses	9,801	147,107
Prepaid expenses and other	(136,568)	—
Liabilities of discontinued operation	(88,921)	—

Net cash provided (used) in operating activities	(4,761,907)	3,040,715
Cash flows from investing activities
Purchases of fixed assets	(280,315)	(37,280)

Net cash provided (used) in investing activities	(280,315)	(37,280)
Cash flows from financing activities
Proceeds from the sale of convertible preferred stock	5,675,000	—
Proceeds from line of credit, net	2,363,285	(2,001,127)
Repayments on notes payable	(2,750,000)	(958,693)
Payment of Series A preferred dividends	(83,979)	—
Advance (repayment) of due to stockholder	—	(19,878)
Issuance (repayment) of note payable-related party	(392,169)	(156,660)

Net cash provided (used) in financing activities	4,812,137	(3,136,358)

Net increase (decrease) in cash and cash equivalents	(230,085)	(132,923)
Cash and cash equivalents at the beginning of the period	641,088	301,397

Cash and cash equivalents at the end of the period	$411,003	$168,474

Supplemental disclosure of cash flow information :
Cash paid for interest	$106,473	$579,578

Cash paid for taxes	$—	$—

The accompanying notes are integral parts of these financial statements.

GAME TRADING TECHNOLOGIES, INC.

and Its Wholly Owned Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)

September 30, 2010

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

In connection with the closing of the Exchange Agreement, we completed the closing of a private placement (referred to herein as the “February 2010 private placement”) of $3,900,000 of units (each, a “Unit” and collectively, the “Units”) pursuant to the terms of a Securities Purchase Agreement, dated as of February 25, 2010 (The “Purchase Agreement”), with each Unit consisting of one share of our series A convertible preferred stock (“Series A Preferred Stock”) and a warrant to purchase one share of our common stock. Each share of Series A Preferred Stock has a stated value equal to $2.00 per share and is initially convertible at any time into shares of our common stock at a conversion price equal to $2.00 per share or an aggregate of 1,950,000 shares of common stock, subject to adjustment under certain circumstances. Each warrant entitles the holder to purchase one share of common stock (equivalent to 100% warrant coverage in respect of the shares underlying the Series A Preferred Stock) at an exercise price of $2.50 per share through February 25, 2015.

At the closing of the February 2010 private placement, buyers that purchased shares of our Series A Preferred Stock with a stated value of at least $150,000 received a unit purchase option (the “Unit Purchase Option”) to purchase, on the same terms as those Units sold at the closing of the February 2010 private placement, additional Units equal to 50% of the Units they purchased at the closing of the February 2010 private placement. The shares of common stock underlying the securities issuable upon exercise of a Unit Purchase Option are entitled to the same registration rights as those securities underlying the Units issued at the closing of the February 2010 private placement.

On April 20, 2010, certain holders of Unit Purchase Options exercised Unit Purchase Options to purchase 825,000 Units resulting in aggregate gross proceeds to us of $1,650,000. Each Unit consisted of one share of Series A Preferred Stock and a warrant to purchase one share of our common stock at an exercise price of $2.50 per share through April 20, 2015.

On April 26, 2010, the holders of certain Unit Purchase Options exercised Unit Purchase Options to purchase 62,500 units resulting in aggregate gross proceeds to us of $125,000. Each Unit consisted of one share of Series A Preferred Stock and a warrant to purchase one share of our common stock at an exercise price of $2.50 per share through April 26, 2015.

GAME TRADING TECHNOLOGIES, INC.

and Its Wholly Owned Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

September 30, 2010

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

Accounts Receivable

The Company extends credit to customers without requiring collateral. The Company uses the allowances method to provide for doubtful accounts based on management’s evaluations of the collectability of accounts receivable. Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts. Based on management’s evaluation of collectability, there is a $100,000 allowance for doubtful accounts as of September 30, 2010 and December 31, 2009 respectively. During the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company wrote off $37,976 and $248,957 respectively as uncollectible accounts receivables. The Company determines accounts receivable to be delinquent when greater than 30 days past due. Accounts receivable are written off when it is determined that amounts are uncollectible.

GAME TRADING TECHNOLOGIES, INC.

and Its Wholly Owned Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

September 30, 2010

Inventory

Inventory, consisting of goods held for resale, is stated at the lower of cost or market. Cost is determined using the weighted-average method. At September 30, 2010 and December 31, 2009, no allowance for obsolete inventory was deemed necessary based on management’s estimate of the realizability of the inventory.

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

Revenue Recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured. The Company had $9,105,366 and $27,138,605 and $6,527,744 and $27,867,603 in revenue for the three and nine months ended September 30, 2010 and September 30, 2009, respectively.

Seasonality

Our business is seasonal since we rely upon retailers and consumers, with the major portion of our sales and operating profits occurring during the first fiscal quarter following the holiday selling season. Since our supply of video game products depends significantly on consumer trade-ins and returns, there exists significant supply of these items immediately following the holiday season in January through March. Historically, our sales generally lag the holiday season by one quarter. We have historically generated our highest sales and operating profits during the first quarter of the year.

Shipping and Handling Costs

The Company includes its outbound shipping and handling costs in selling, general and administrative expenses. Those costs were $170,062 and $557,630 for the three and nine months ended September 30, 2010 and $119,114 and $339,991 for the three and nine months ended September 30, 2009, respectively. Inbound shipping and handling costs are included as an allocation to inventory. Those costs were $155,671 and $303,757 for the three and nine months ended September 30, 2010 and $58,219 and $574,826 for the three and nine months ended September 30 2009, respectively.

GAME TRADING TECHNOLOGIES, INC.

and Its Wholly Owned Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

September 30, 2010

Share Based Expenses

ASC 718 “Compensation—Stock Compensation”, codified in SFAS No. 123, prescribes that accounting and reporting standards for all stock-based payment awards to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if:

a)	the option to settle by issuing equity instruments lacks commercial substance, or

b)	the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity—Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable:

a)	the goods or services received or

b)	the equity instruments issued.

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

GAME TRADING TECHNOLOGIES, INC.

and Its Wholly Owned Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

September 30, 2010

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2010, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company”s tax years are subject to federal and state tax examination.

Discontinued Operations

Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classifies a business that has been disposed as a discontinued operation if the cash flow of the business has been eliminated from the ongoing operations and will no longer have any significant continuing involvement in the Company. The results of operations of discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented as one line in the consolidated statements of operations. ASC 360-10-05, formerly SFAS No. 144 requires the classification of amounts presented for prior years as discontinued operations. The amounts presented in the statements of operations for the three months ended September 30, 2010 and 2009 were classified to comply with ASC 360-10-05.

During the year ended December 31, 2006, the Company decided to discontinue operations of Planet Replay, LLC, a retail affiliate of the Company, and sell or liquidate the assets of the discontinued operations. The decision to discontinue the operations of Planet Replay, LLC was based upon the historical and continuing losses of Planet Replay, LLC. All assets were disposed during 2007 and liabilities of $0 and $88,921 existed at September 30, 2010 and December 31, 2009. The Company recognized a loss from discontinued operations totaling $0 and $21,847 and $0 and $90,656 for the three and nine months ended September 30, 2010 and 2009, respectively. The assets and liabilities of the discontinued operation are presented separately under captions “Assets of discontinued operation” and “Liabilities of discontinued operation,” respectively, in the accompanying consolidated balance. In conjunction with the discontinued operations, the Company has certain operating lease obligations for abandoned retail locations. These obligations were terminated with the landlord in exchange for a termination fee of $35,524 in July 2010.

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

Liquidity

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss from continuing operations of $2,536,646 for the nine months ended September 30, 2010 and a net income from continuing operations of $1,601,287 for the nine months ended September 30, 2009. As of September 30, 2010, the Company’s current assets exceed its current liabilities by $4,441,478, with cash and cash equivalents representing $411,003.

GAME TRADING TECHNOLOGIES, INC.

and Its Wholly Owned Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

September 30, 2010

Recent Authoritative Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The adoption of provisions of ASU 2010-10 does not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In April 2010, the FASB issued Accounting Standard Update No. 2010-12, “Income Taxes” (Topic 740). In April 2010, the FASB issued Accounting Standards Update 2010-12 (ASU 2010-12), IncomeTaxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-18 “Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.” ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool. ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010. The Company does not expect ASU 2010-18 to have an impact on its financial condition, results of operations, or disclosures.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

GAME TRADING TECHNOLOGIES, INC.

and Its Wholly Owned Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

September 30, 2010

2. PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2010 and December 31, 2009 consists of the following:

	9/30/10	12/31/09
Machinery and equipment	$522,375	$251,347
Leasehold improvements	16,653	19,483
Computer equipment and software	154,340	142,223

	$693,368	$413,053
Less accumulated depreciation	362,869	303,069

Property and Equipment, net	$330,499	$109,984

Depreciation expense included as a charge to income was $24,501 and $59,800 for the three and nine months end September 30, 2010 compared to $20,429 and $53,822 for the three and nine months ended September 30, 2009, respectively.

3. Working Capital Line of Credit

Bank of America Revolver

On May 4, 2010, Gamers Factory, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. The Loan Agreement provides for a revolving line of credit to the Borrower equal to the lesser of (i) $2,500,000 or the sum of (a) 75% of the balance due on Acceptable Receivables (as defined in the Loan Agreement) and (b) the lesser of $1,000,000 or 20% of the value of Acceptable Inventory (as defined in the Loan Agreement). The Borrower has the right to prepay loans under the Loan Agreement in whole or in part at any time. All amounts borrowed under the Loan Agreement must be repaid on or before May 27, 2011. Loans under the Loan Agreement bear interest at a rate equal to the British Bankers Association London interbank offered rate (“BBA LIBOR”) plus 2.50% per annum. The Company has incurred interest expense of $17,506 and $8,716 for the three and nine months end September 30, 2010. The BBA LIBOR rate was .26% as of September 30, 2010.

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

As of September 30, 2010, the balance on the revolver was $2,363,285, with additional availability of $136,715.

4. NOTES PAYABLE

A summary of notes payable at September 30, 2010 and December 31, 2009 is as follows:

	9/30/10	12/31/09
Allegiance Capital Limited	$—	$700,000
The Columbia Bank	—	1,800,000
Vision Capital Advisors, Ltd.	—	250,000

	$—	$2,750,000
Less: Current Portion	—	513,046

Notes Payable	$—	$2,236,954

Subordinated Note Payable – Allegiance Capital Limited

Effective July 25, 2006, the Company entered into a financing agreement issuing a debenture to Allegiance Capital Limited Partnership in the amount of $1,000,000. This debenture was retired utilizing proceeds from the February 2010 private placement.

GAME TRADING TECHNOLOGIES, INC.

and Its Wholly Owned Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

September 30, 2010

Note Payable – The Columbia Bank

On December 29, 2009, the Company issued a promissory note in the principal amount of $1,800,000 to The Columbia Bank. The note bears interest at 8.0% and matures on December 29, 2014. The note required consecutive monthly payments of principal and interest of $15,056 with a balloon payment due on December 29, 2014. The note was collateralized by substantially all assets of the Company and personal assets of the majority shareholder. This note was retired utilizing proceeds from the April 2010 private placement transaction without penalty or additional interest.

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

5. NOTES PAYABLE – RELATED PARTY

Note Payable – TW Development LLC

On December 6, 2007, the Company issued a note payable of $500,000 to TW Development LLC. The note bears interest at 6% and matured on April 4, 2008, and has been extended to December 31, 2010. The note requires no monthly payments and at times in the current year, the Company has attained, and subsequently repaid, additional advances. The Company may repay this note at any time, in whole or in part, without penalty or additional interest. The balance as of September 30, 2010 and December 31, 2009 was $16,255 and $408,424, respectively. TW Development LLC is wholly owned by, our Chief Executive Officer, Todd Hays.

6. REDEEMABLE PREFERRED STOCK

We are authorized to issue shares of our Series A Preferred Stock, $2.00 stated value. As of September 30, 2010, 20,000,000 shares of our Series A Preferred Stock were authorized, with 2,837,500 shares designated as Series A Preferred Stock, and 2,837,500 shares issued and outstanding. The rights and preferences of the Series A Preferred Stock include, among other things, the following:

•	liquidation preferences (120% of stated value);

•	dividend preferences;

The Series A Preferred Stock provides an annual dividend of 5% payable quarterly in arrears in cash or stock. Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time, into one share of the Company’s common stock at an initial conversion price of $2.00 per share, subject to adjustments for anti-dilution provisions.

On February 25, 2009, the Company sold 1,950,000 shares of Series A Preferred Stock with attached warrants to purchase an aggregate of 1,950,000 shares of the Company’s common stock at $2.00 per share. The Company received $3,900,000 from the sale of the shares of the Series A Preferred Stock. Since the Series A Preferred Stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at September 30, 2010.

In accordance with ASC 470 Topic “ Debt” a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $2,427,566 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $1,472,434 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 45%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) estimated fair value of GTTI common stock of $4.25 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $3,900,000 have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, the discount will be amortized over the period from issuance to February 2015 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

GAME TRADING TECHNOLOGIES, INC.

and Its Wholly Owned Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

September 30, 2010

On April 20, 2010 and April 26, 2010, certain holders of Unit Purchase Options exercised Unit Purchase Options to purchase 825,000 and 62,500 shares, respectively of Series A resulting in aggregate gross proceeds to us of $1,650,000 and $125,000, respectively. Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at September 30, 2010.

In accordance with ASC 470 Topic “Debt” a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $1,157,175 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $617,825 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 45%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) estimated fair value of GTTI common stock of $4.70 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $1,775,000, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, the discount will be amortized over the period from issuance to April 2015 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

Effective June 30, 2010, the holders of the outstanding shares of Series A Preferred Stockand of the outstanding warrants to purchase shares of common stock (collectively, the “Warrants”) issued pursuant to the Purchase Agreement, agreed to amend the terms of the Series A Preferred Stock and Warrants in the following manner:

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

The charge to additional paid in capital for amortization of discount and costs for the period ended September 30, 2010 was $602,915. There was no amortization of discounts for Series A preferred stock for the period ended September 30, 2009.

For the period ended September 30, 2010 we have paid dividends in the amount of $84,965 and cumulative accrued dividends of $70,938. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. There were no accrued dividends for Series A preferred stock for the period ended September 30, 2009.

7. CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.0001 per share. As of September 30, 2010, the Company has 2,837,500 shares of preferred stock issued and outstanding, designated Series A preferred stock. There were no shares of preferred stock outstanding as of December 31, 2009. The company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of September 30, 2010 and December 31, 2009, the Company has 8,290,000 and 7,090,000, respectively, of shares of common stock issued and outstanding.

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

GAME TRADING TECHNOLOGIES, INC.

and Its Wholly Owned Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

September 30, 2010

8. STOCK OPTIONS & WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at September 30, 2010, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$2.25	1,000,000	$2.25	4.56	350,000	$2.25
2.50	275,000	2.50	4.89	91,666	2.50
4.60	100,000	4.60	4.44	33,334	4.60
4.75	60,000	4.75	4.56	20,000	4.75

	1,435,000		4.62	495,000

A summary of the Company’s stock awards for options as of December 31, 2009 and changes for the nine months ended September 30, 2010 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	—	$—
Granted	1,435,000	2.57
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, September 30, 2010	1,435,000	2.57

Exercisable, September 30, 2010	495,000	2.57

The weighted-average fair value of stock options granted to employees during the nine-month period ended September 30, 2010 and 2009 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	September 30, 2010	September 30, 2009
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.31%	—
Expected stock price volatility	136%	—
Expected dividend payout	—	—
Expected option life (in years)	5.0	—
Expected forfeiture rate	0%	—

Fair value per share of options granted	$0.30	$—

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

GAME TRADING TECHNOLOGIES, INC.

and Its Wholly Owned Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

September 30, 2010

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

Total stock-based compensation expense in connection with options granted to employees recognized in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2010 was $410,779 and $1,728,544, and for the three and nine months ended September 30, 2009 was $0, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of September 30, 2010 is $0.

Warrants

The following table summarizes the changes in the warrants outstanding at September 30, 2010, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the Series A Preferred Stock private placement.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.65	1,120,000	$.65	3.28	1,120,000	$.65
2.50	2,952,500	2.50	4.41	2,952,500	2.50

	4,072,500		3.99	4,072,500

A summary of the Company’s stock awards for warrants as of December 31, 2009 and changes for the nine months ended September 30, 2010 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	1,110,000	$0.65
Granted	3,262,500	2.50
Exercised	—	—
Expired/Cancelled	(300,000)	0.65
Outstanding, September 30, 2010	4,072,500	1.99

Exercisable, September 30, 2010	4,072,500	1.99

The Company issued 2,837,500 warrants to holders of Series A Preferred Stock (The “Series A Warrant”) and 400,000 compensatory warrants to non-employees during the nine months ended September 30, 2010. Each Series A Warrant entitles the holder thereof to purchase one share of our common stock, has a term of five years from the date of issuance and an exercise price of $2.50. The Series A warrants shall become exercisable on a cashless exercise basis if the underlying shares have not been fully registered within twelve months of the closing of the February 2010 private placement. Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 45%; risk-free interest rate of .41%; expected lives ranging from three years to five years.

Total non-employee stock-based compensation expense in connection with warrants recognized in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2010 was $0 and $1,496,023 and for the three and nine months ended September 30, 2009 was $0, respectively, net of tax effect.

GAME TRADING TECHNOLOGIES, INC.

and Its Wholly Owned Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

September 30, 2010

9. RELATED PARTY TRANSACTIONS

The Company has a note payable outstanding of $16,255 due to TW Development, LLC, a company wholly owned by Todd Hays, our chief executive officer. The note bears interest at 6% and is due no later than December 31, 2010. For information regarding the note payable, see “Note Payable – Related Party” in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

On February 25, 2010, Mr. Hays participated in the February 2010 private placement purchasing 50,000 shares of Series A Preferred stock (convertible into 50,000 shares of our common stock) and warrants to purchase 50,000 shares of our common stock, for an aggregate purchase price of $100,000.

In connection with the February 2010 private placement, on April 20, 2010, the Company entered into an Executive Officer Reimbursement Agreement with Todd Hays, the Company’s President and Chief Executive Officer, pursuant to which Mr. Hays agreed to convert a portion of outstanding indebtedness of the Company owed to him into Series A Preferred Stock and warrants pursuant to the Purchase Agreement. Mr. Hays converted $25,000 of outstanding indebtedness into 12,500 shares of Series A Preferred Stock and warrants to purchase 12,500 shares of our common stock.

From time to time, the Company may receive advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements.

10. BUSINESS CONCENTRATION

Revenue from two (2) major customers accounted for a combined $21,475,506 and $23,119,347 of revenue for the nine months ended September, 2010 and 2009, respectively. These amounts represent 79% and 83% of the Company’s revenue for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and 2009, these customers accounted for 67% and 75% of accounts receivable, respectively.

Purchases from four (4) major suppliers approximated $13,772,940 of purchases, and three (3) major suppliers approximated $9,727,289 of purchases, for the nine months ended September 30, 2010 and 2009, respectively. These amounts represent 53% and 50% of the Company’s supplies for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and 2009, these suppliers accounted for 21% and 46% of accounts payable, respectively.

11. COMMITMENTS

Office Lease Obligations

The Company has entered into an operating lease agreement for its warehouse and corporate offices located in Hunt Valley, MD. The current lease term expiration date is January 31, 2012. On October 14, 2010, the Company entered into an extension of the operating lease agreement including an additional 10,800 square feet through January 31, 2018.

GAME TRADING TECHNOLOGIES, INC.

and Its Wholly Owned Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

September 30, 2010

Future minimum payments required under operating leases at September 30, 2010 are as follows:

Year Ending December 31:
2010 (remainder of the year)	$48,345
2011	221,670
2012	228,470
2013	234,969
2014 and thereafter	1,036,189

$1,769,643

Rent expense plus common area maintenance and related facilities fees for the nine months ended September, 2010 and 2009 totaled $172,491 and $209,582, respectively.

In conjunction with the discontinued operations (see “Discontinued Operations” in Footnote 1), the Company has certain operating lease obligations for abandoned retail locations. These obligations were terminated with the landlord in exchange for a termination fee of $35,524 in July 2010.

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees which include non-disclosure and confidentiality provisions for the protection of the Company’s proprietary information.

We entered into employment agreements with Todd Hays and Rodney Hillman effective at the closing of the Transaction and our February 2010 private placement. In addition, we entered into an employment agreement with Richard Leimbach in September 2010 as our Chief Financial Officer. The employment agreements require each of the executives to devote all of their time and attention during normal business hours to our business as our Chief Executive Officer and President, our Chief Operating Officer, and our Chief Financial Officer, respectively. The employment agreements provide that each executive will receive an annual base salary of $175,000, $125,000 and $150,000 per year, respectively, with the annual base salary increasing by 5% on each anniversary date of the employment agreement. In addition, each executive is entitled to (a) receive a cash bonus in an amount determined by the Compensation Committee if we meet or exceed certain mutually agreed upon performance goals and (b) participate in our stock option plan.

12. SUBSEQUENT EVENTS

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements and the following items are noted.

Series A Preferred Stock

In October 2010, certain holders of Series A Preferred Stock elected to convert 162,500 of Series A Preferred Stock into 162,500 into our common stock.

On October 22, 2010, the holders of our Series A Preferred Stock and Series A Warranted issued in our February 2010 private placement agreed to waive any liquidated damages payable as a result of the failure to have a registration statement declared effective by October 23, 2010 until November 23, 2010.

Office Lease Extension

The Company has entered into an operating lease agreement for its warehouse and corporate offices located in Hunt Valley, MD. The current lease term expiration date is January 31, 2012. On October 14, 2010, the Company entered into an extension of the operating lease agreement including an additional 10,800 square feet through January 31, 2018. (see “Commitments” in Footnote 11),

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

On February 25, 2010, we completed a “reverse acquisition” transaction, in which we entered into the Exchange Agreement with Gamers Factory, Inc. (“Gamers”) and for certain limited purposes, its stockholders. Pursuant to the Exchange Agreement, the shareholders of Gamers transferred all of the issued and outstanding shares of common stock of Gamers to us in exchange for 7,090,000 newly issued shares of our common stock (the “Transaction”). As a result of the Transaction, Gamers became our wholly-owned subsidiary, with Gamers’ former shareholders acquiring a majority of the outstanding shares of our common stock. At the time of the Transaction, our corporate name was City Language Exchange, Inc. Following the merger, we changed our name to Game Trading Technologies, Inc. (“GTTI”)

In connection with the Transaction, we completed the closing of a private placement of $3,900,000 in units (each, a “Unit” and collectively, the “Units”), each Unit consisting of one share of our series A convertible preferred stock (“Series A Preferred Stock”) and a warrant to purchase one share of our common stock, to purchasers that qualified as accredited investors, as defined in Regulation D, pursuant to the terms of a Securities Purchase Agreement, dated as of February 25, 2010 (the “Purchase Agreement”). Each share of Series A Preferred Stock has a stated value equal to $2.00 per share and is initially convertible at any time into shares of common stock at a conversion price equal to $2.00 per share or an aggregate of 1,950,000 shares of common stock, subject to adjustment under certain circumstances. Each warrant entitles the holder to purchase one share of common stock (equivalent to 100% warrant coverage in respect of the shares underlying both the Series A Preferred Stock) at an exercise price of $2.50 per share through February 25, 2015.

On April 20, 2010, certain holders of Unit Purchase Options exercised Unit Purchase Options to purchase 825,000 Units resulting in aggregate gross proceeds to us of $1,650,000. Each Unit consisted of one share of Series A Preferred Stock and a warrant to purchase one share of our common stock at an exercise price of $2.50 per share through April 20, 2015.

On April 26, 2010, the holders of certain Unit Purchase Options exercised Options to purchase 62,500 Units resulting in aggregate gross proceeds to us of $125,000. Each Unit consisted of one share of the Series A Preferred Stock and a warrant to purchase one share of our common stock at an exercise price of $2.50 per share through April 26, 2015.

Recent Developments

Effective June 30, 2010, the holders of the outstanding shares of Series A Preferred Stock and of the outstanding warrants to purchase shares of common stock (collectively, the “Warrants”) issued pursuant to the Purchase Agreement agreed to amend the terms of the Series A Preferred Stock and Warrants in the following manner:

•

The parties agreed to add a provision to the certificate of designation for the Series A Preferred Stock whereby the minimum price that the conversion price of the Series A Preferred Stock may be reduced shall be equal to $1.00;

•	The parties agreed to add a provision to the Warrants whereby the minimum price that the exercise price of the Warrants may be reduced shall be equal to $1.00; and

•

The parties agreed to add a provision to the Purchase Agreement whereby until the 36 month anniversary of the date of the Purchase Agreement, the Company shall not issue any of its equity securities below $1.00 without the prior written consent of any holder who was issued a Warrant for an aggregate of 2% or more of the Warrants initially issued pursuant to the Purchase Agreement.

Results of Operations - Three Months and Nine Months ended September 30, 2010 compared to the Three and Nine Months ended September 30, 2009

The table below outlines revenues and related cost of sales for comparable periods:

	Three months ended September 30,
	2010		2009		Variance
Revenue	$9,105,366	100%	$6,527,744	100%	$2,577,622	39%
Cost of Sales	7,478,508	82%	5,145,000	79%	2,333,508	45%

Gross Profit	$1,626,858	18%	$1,382,744	21%	$244,114	18%

	Nine months ended September 30,
	2010		2009		Variance
Revenue	$27,138,605	100%	$27,867,603	100%	$(728,998)	-3%
Cost of Sales	22,759,924	84%	23,212,718	83%	(452,794)	-2%

Gross Profit	$4,378,681	16%	$4,654,885	17%	$(276,204)	-6%

Revenues. During the three and nine months ended September 30, 2010, we had an increase in revenues of $2,577,622, or 39%, and a decrease in revenue of $728,998, or 3%, respectively, as compared to the corresponding three and nine month periods ended September 30, 2009. Excluding a major extraordinary retailer liquidation transaction consisting of approximately $5.5 million in sales in the first half of 2009, revenues would have shown an increase of approximately $4.8 million, or 21%, for the nine month period ended September 30, 2010 as compared to the nine month period ended September 30, 2009. The primary factor driving the increase for the comparable three months ended September 30, 2010 was a significant increase in sales to our largest customers. As demonstrated in the corresponding prior year, from time to time larger than normal opportunities are made available to us for the acquisition and/or sale of used game products. These opportunities are not in the normal course of our business and there is no assurance when or if such opportunities will be made available to us in the future.

Cost of Sales. During the three and nine months ended September 30, 2010, we had an increase in cost of sales of $2,333,508, or 45%, and a decrease in cost of sales of $452,794, or 2%, respectively, compared to the corresponding three and nine month periods ended September 30, 2009. Our 45% increase in the three months and 2% decrease in nine months ended September 30, 2010 in costs primarily correlate with the respective increase and decrease in revenue for the comparable periods

Gross Profit. Gross profit increased by $244,114, or 18%, and decreased by $276,204, or 6%, for the three and nine month periods ended September 30, 2010, respectively, when compared to the corresponding three and nine month periods ended September 30, 2009. The increase during the three months ended September 30, 2010 was primarily a result of increased sales volume and the decrease during the nine months ended September 30, 2010 was primarily a resulting of lower sales volumes and a slight increase in cost of sales as compared to the prior periods.

Operating Expense. Operating expenses, which consist of sales and marketing expenses, general and administrative costs, stock based compensation and depreciation, totaled $1,392,936 and $6,855,347 during the three and nine month periods ended September 30, 2010, respectively, as compared to $1,079,909 and $2,383,364 during the corresponding three and nine month periods ended September 30, 2009, respectively. The operating expenses for the three and nine months ended September 30, 2010 increased by

$313,027 and $4,471,883, or 29% and 188%, respectively, as compared to the corresponding three and nine month periods ended September 30, 2009. The major component of these increased expenses between the corresponding periods was professional services consisting of legal, accounting and investor relations fees as well as non-cash employee stock based compensation of $410,779 and $1,728,544 and non-employee stock based compensation of $0 and $1,496,023 for the three and nine months ended September 30, 2010, respectively.

Selling, General and Administrative Expenses (SG&A). SG&A expenses consisting of salaries, advertising, professional service fees, investor relations services and overhead expenses, totaled $957,656 and $3,570,980 during the three and nine month periods ended September 30, 2010, respectively, as compared to $1,059,480 and $2,329,543 during the corresponding three and nine month periods ended September 30, 2009, respectively. SG&A decreased by $101,824, or 10%, and increased by $1,241,437, or 53%, between the corresponding three and nine months periods ending September 30, 2010 and 2009, respectively.The change between the corresponding nine month periods is primarily attributable to professional fees associated with the transaction and February 2010 private placement and investor relations fees totaling approximately $800,000. The change in professional fees between the corresponding three month periods resulted in a decrease of approximately $142,000 attributable to prior year financing costs expensed in the three month period ended September 30, 2009. Furthermore, for the three and nine month periods ended September 30, 2010, the administrative salaries and related costs increased approximately $52,000 and $281,000, respectively, a comparable increase in volume of small package shipments in outbound shipping costs increased approximately $51,000 and $218,000,respectively and IT related services decreased approximately $54,000 and increase approximately $62,000, respectively between the corresponding three and nine months comparative periods.

Stock Based Compensation. During the three and nine months ended September 30, 2010, the employee stock based compensation expense was $410,779 and $1,728,544, respectively from issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method and the option shall become exercisable during the term of recipient’s employment in three equal annual installments with the first installment to be exercisable upon issuance of the option agreement. There were no stock option issuances in the prior year period.

Non-Employee Stock Based Compensation. For the three and nine months ended September 30, 2010, $0 and $1,496,024 non-cash charges were due to the issuance of stock warrants in exchange for professional services associated with transaction and February 2010 private placement. The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements. There were no warrant issuances in the prior year period.

Net Income (Loss). We reported net income of $210,716 and a net loss of $2,536,646 for the three and nine months ended September 30, 2010 as compared to a net income of $57,288 and $1,601,287 for the three and nine months ended September 30, 2009. The increase in revenue by 39% offset by the non-cash employee stock compensation are the primary reasons for the $153,427 increase in net income for the three month comparative period. The increase in legal and accounting services, as well as the charges resulting from the warrants and stock options issuances related to the private placement are the primary reasons for the nine month net loss.

Seasonality

Our business is seasonal since we rely upon retailers and consumers, with the major portion of our sales and operating profits occurring during the first fiscal quarter following the holiday selling season. Since our supply of video game products depends significantly on consumer trade-ins and returns, there exists significant supply of these items immediately following the holiday season in January through March. Historically, our sales generally lag the holiday season by one quarter. We have historically generated our highest sales and operating profits during the first quarter of the year.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities and the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital increased by $3,843,591 during the nine months ended September 30, 2010 from a working capital surplus of $597,887 at December 31, 2009 to a working capital surplus of $4,441,478 at September 30, 2010.

The major changes in the working capital for the nine months ended September 30, 2010 are as follows:

Changes in Current Assets

•	Accounts receivable increased in the amount of $2,901,167

•	Inventory increased $5,102,161 for purchases of inventory

Change in Current Liabilities

•	Accounts payable increased in the amount of $2,591,922

•	Net proceeds from the Bank of America working line of credit of $2,363,285

•	Repayment of current notes payable of $513,046 and related party notes of $392,169

Of the total current assets of $13,832,020 as of September 30, 2010, cash represented $411,003. Of the total current assets of $5,922,208 as of December 31, 2009, cash represented $641,088.

Series A Preferred Stock Offering

We completed the closing of a private placement of $3,900,000 of units (each, a “Unit” and collectively, the “Units”) pursuant to the terms of a Securities Purchase Agreement, dated as of February 25, 2010, with each Unit consisting of one share of our Series A Preferred Stock and a warrant to purchase one share of our common stock. Each share of Series A Preferred Stock has a stated value equal to $2.00 per share and is initially convertible at any time into shares of our common stock at a conversion price equal to $2.00 per share or an aggregate of 1,950,000 shares of common stock, subject to adjustment under certain circumstances. Each warrant entitles the holder to purchase one share of common stock (equivalent to 100% warrant coverage in respect of the shares underlying the series A convertible preferred stock) at an exercise price of $2.50 per share through February 25, 2015.

On April 20, 2010, certain holders of Unit Purchase Options exercised Unit Purchase Options to purchase 825,000 Units resulting in aggregate gross proceeds to us of $1,650,000. Each Unit consisted of one share of Series A Preferred Stock and a warrant to purchase one share of our common stock at an exercise price of $2.50 per share through April 20, 2015.

On April 26, 2010, the holders of certain Unit Purchase Options exercised Options to purchase 62,500 Units resulting in aggregate gross proceeds to us of $125,000. Each Unit consisted of one share of the Series A Preferred Stock and a warrant to purchase one share of our common stock at an exercise price of $2.50 per share through April 26, 2015.

Working Capital Line of Credit

On May 4, 2010, Gamers Factory, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. The Loan Agreement provides for a revolving line of credit to the Borrower equal to the lesser of (i) $2,500,000 or the sum of (a) 75% of the balance due on Acceptable Receivables (as defined in the Loan Agreement) and (b) the lesser of $1,000,000 or 20% of the value of Acceptable Inventory (as defined in the Loan Agreement). The Borrower has the right to prepay loans under the Loan Agreement in whole or in part at any time. All amounts borrowed under the Loan Agreement must be repaid on or before May 27, 2011.

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

As of September 30, 2010, the balance on the revolver was $2,363,285, with additional availability of $136,715.

Proceeds from the issuance of common stock

During the three months ended September 30, 2010, the Company did not receive any proceeds from the issuance of its common stock.

Cashflow analysis

Cash used in continuing operations was $4,761,907 during the nine months ended September 30, 2010 and proceeds provided by continuing operations was $3,040,715 during the nine months ended September 30, 2009. During the period ended September 30, 2010, our primary capital needs were for working capital necessary to fund inventory purchases and to manage our trade receivables and trade payables.

We utilized cash for investing activities from continuing operations of $280,315 and $37,280 during the nine months ended September 30, 2010, and 2009, respectively. This increase is primarily attributable to the acquisition of additional computer and warehouse equipment.

Cash provided from financing activities from continuing operations was $4,812,137 during the nine months ended September 30, 2010, compared to cash used in financing activities of $3,136,358 during the nine months ended September 30, 2009. This increase is primarily attributable to funds received from the February 2010 private placement and subsequent exercise of Unit Purchase Options in April 2010 for aggregate gross proceeds of $5,675,000 and proceeds on our working capital line of credit used for inventory purchases of $2,363,285. The financing activities from continuing operations also included repayments of certain notes payable of $3,142,169 and $3,136,357 during the nine months ended September 30, 2010 and 2009, respectively. Additionally, the Series A Preferred Stock dividends paid during the nine months ended September 30, 2010 amounted to $83,979.

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

The downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 27, 2010, in connection with his appointment as Chief Financial Officer, Richard J. Leimbach received an option to purchase 225,000 shares of our common stock at an exercise price of $2.50 per share, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on September 27, 2010. The options vest in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable on the date of grant, with an additional thirty-three and one-third percent (33 1/3%) becoming exercisable on each of September 26, 2011 and September 26, 2012, respectively. These options were issued under the Company’s Amended and Restated 2009 Incentive Stock Plan. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Number	Description

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAME TRADING TECHNOLOGIES, INC.

Date: October 27, 2010	By:	/S/ TODD HAYS
	Name:	Todd Hays
	Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2010	By:	/S/ RICHARD LEIMBACH
	Name:	Richard Leimbach
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)