Form 10-K
period 2010-12-31
Game Trading Technologies, Inc.
filed 2011-04-15
CIK 1382805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-141521

GAME TRADING TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-5433090 (I.R.S. Employer Identification No.)

10957 McCormick Road, Hunt Valley, Maryland  21031

(Address of principal executive offices) (Zip Code)

(410) 316-9900
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to section 12(g) of the Act:

Title of class: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $11,970,000 computed by reference to the closing price of the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on June 30, 2010. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 15, 2011 the registrant had 4,226,256 shares of common stock, par value $0.0001 per share outstanding.

GAME TRADING TECHNOLOGIES, INC.

FORM 10-K

SIGNATURES
FINANCIAL STATEMENTS

 PART I

This Report on Form 10-K for Game Trading Technologies, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

ITEM 1.    BUSINESS.

Corporate Structure and Organizational History

We were incorporated in the State of Delaware on August 28, 2006 under the name “City Language Exchange Incorporated.” In connection with the Exchange Agreement, on February 25, 2010, we changed our name to Game Trading Technologies, Inc. and acquired all of the issued and outstanding securities of  Gamers Factory, Inc. (“Gamers”). As a result of the Exchange Agreement, Gamers became our wholly-owned subsidiary, with Gamers’ former stockholders acquiring a majority of the outstanding shares of our common stock. Gamers was incorporated in the State of Maryland on October 16, 2003 and remains our operating company.

Business Overview

We are a leading provider of comprehensive trading solutions for video game retailers, publishers, rental companies, charities and consumers. Through our trading platform, we provide customers with value-added services including valuation, procurement, refurbishment, merchandising and distribution of pre-owned video games and related products. We offer these value-added services and customized solutions to leading specialty, mass, convenience, rental and online retailers, as well as directly to consumers through our website, www.gamersfactory.com. Our services allow retailers, including Wal-Mart, Best Buy and Toys ‘R’ Us, to better serve those customers who are seeking to monetize their existing video game collections, as well as those looking to purchase pre-owned video games and related products. We believe we are the largest trading solutions provider and distributor of pre-owned video games and related products to retailers in North America, and the only company to offer a comprehensive set of solutions to the pre-owned video game industry.

We entered the video game wholesale and trading business in 2003 to meet the growing demand from retailers for high quality pre-owned video games. In response to this demand, we developed a proprietary algorithm and database, GFI GameBook, to categorize and efficiently value pre-owned video games. GFI GameBook provides daily price quotes for all pre-owned video games and related entertainment products released for use on North American game consoles. Retailers utilize GFI GameBook to determine daily market prices to facilitate the purchase of pre-owned video games from their customers in order to drive traffic and incremental storewide sales.

Our primary source of revenue is from the sale of pre-owned video games. We generate our supply of pre-owned video games and related products through four primary channels: trade-in, off-rental, consumer returns and closeout & overstock programs. Our multiple product sourcing channels enable us to acquire new releases, greatest hits and classic titles across all video game platforms. Once we source product, we categorize and, when needed, refurbish the video games at our facility in Hunt Valley, Maryland. We have the ability to refurbish video games for use on all major platforms including Nintendo, Sony and Microsoft. We then re-merchandise and distribute these products to various leading retailers, as well as online directly to consumers. By utilizing GFI GameBook and leveraging our national customer reach, we have the ability to tailor the distribution and replenishment of pre-owned video game products to maximize our operating performance.

For the fiscal year ended December 31, 2010, we recorded revenue of $33.7 million as compared to $36.7 million for the fiscal year ended December 31, 2009, representing a decrease in revenue of 8.1%.

Industry Overview

According to information published by NPD Group in May 2009, a leading market research firm specializing in consumer and retail sales information, nearly two out of every three Americans have played a video game in the past six months. Including the widely-used Sony PlayStation 2 and handheld devices such as the Nintendo DS, DS Lite, DSi and Sony PSP, we estimate a current total of more than 150 million consoles owned by U.S. households. The video game industry achieved $19.7 billion in sales for 2009 according to NPD, with $10.5 billion coming from software and the remainder in hardware and accessories. Based on revised estimates announced by NPD in June 2010, total software sales alone in 2009 exceeded $15.0 billion when factoring in estimates for used games, rentals, subscriptions, digital full game downloads, downloadable content, and mobile game apps.

In 2009, we believe there were more than 1,000 new video game titles released for sale across all current generation consoles. Since 2000, we believe there have been more than 8,000 different titles released across all consoles. Today, we believe that U.S. consumers possess approximately 3.4 billion units of pre-owned video game products that are suitable for trading.

While new video game sales in the United States are concentrated in the hands of four national retailers, pre-owned video game sales are more heavily concentrated in the hands of one market leader, GameStop. Despite the concentrated nature of the pre-owned video game market in the United States, we believe that the number of pre-owned video games sold by GameStop represents only a small fraction of the pre-owned video games that could potentially be traded-in due to the large, yet underpenetrated, nature of the pre-owned video game market.

We believe that many large video game and non-video game retailers are currently evaluating methods of entering the pre-owned video game market. We believe several challenges exist in successfully competing in this market which include, among others:

•
Supply . Currently, the demand from traditional retailers for pre-owned video games outpaces their ability to aggregate supply of the games, either directly from their customers or through other procurement channels. As consumers become more aware of the residual value of pre-owned video games, we believe they will become more active traders of their pre-owned video game collections.

•
Pricing.  The value of a pre-owned video game can change very rapidly, based on a variety of factors. Since valuing pre-owned video games is outside the core expertise of most traditional retailers, they often undervalue trade-ins, which discourages consumers from monetizing their collections.

•
Merchandising. Given the reliance on consumers to trade-in games from their existing collections to create supply in the pre-owned market, it is difficult for retailers to plan their pre-owned merchandising strategies in the same manner they plan their new game merchandising strategies.

•
Refurbishment. Oftentimes, video games that are traded-in are in need of refurbishment, ranging from a light buffing of the disc to a complete resurfacing. Most traditional retailers lack this capability, limiting their ability to monetize damaged, but still repairable, pre-owned video games.

•
Repackaging. Many pre-owned video games are returned by consumers with the original packaging either damaged or missing. In order for these games to be effectively merchandised and resold, their packaging needs to be cleaned, repaired or entirely replaced.

Our Solution

Our platform provides our customers with an end-to-end solution including the valuation, procurement, refurbishment, merchandising and distribution of pre-owned video games and related products. Our services include, among other things:

Product Valuation and Services

•
GFI GameBook. GFI GameBook provides daily price quotes for all pre-owned video games and related entertainment products released for use on North American game consoles. Our proprietary game trading database provides up-to-date pricing, which allows us to efficiently value product.

•
Store-based Solution. We provide retailers with access to a turn-key software application, which allows retailers to operate a game trading business, regardless of the capabilities of their internal systems.

•
Customized Services. In addition to our in-store solution, we offer our trading customers the ability to receive daily valuation data feeds customized to meet their specifications for use in their own trading operations.

•
Provider of e-Commerce and Interactive Marketing Services. We also offer website development and maintenance, providing retailers with an online channel to value and accept trade-ins of pre-owned video games.

Product Procurement

We source product through four primary channels: trade-in, off-rental, consumer returns and closeout & overstock programs:

•
Trade-In Programs. We purchase pre-owned video games and related products from participating retailers. Participating retailers purchase pre-owned products, both in their retail stores and via their websites, and utilize our GFI GameBook to value these products. They purchase these trade-in products for either cash or store-credit, which we then repurchase from the retailer. Some of our retail trade-in partners include Wal-Mart, Best Buy and Toys ‘R’ Us. We also purchase pre-owned video games and related products directly from consumers through our website, www.gamersfactory.com , where consumers receive price quotes for their pre-owned merchandise, send the product directly to us, and receive payment from us once their products are received.

•
Off-Rental Programs. We source pre-owned video games from companies who offer video game rental programs. As these companies refresh their rental game inventory primarily with new releases, we purchase these off-rental video games. As a result, video game rental companies can efficiently monetize their off-rental inventory, while providing us with a supply of newer releases. Primary sources for these off-rental products include GameFly and Redbox.

•
Consumer Return Programs. Consumers return video games to retailers for a variety of reasons, and the retailer is often unable to restock these video games and sell them as new. We purchase these returned games from select national retailers.

•
Closeout & Overstock Programs. From time to time, we purchase new video games from retailers, distributors and publishers who have excess new game inventory that needs to be liquidated. We in-turn sell these new video games as pre-owned video games. Many publishers and distributors look to work with us due to our ability to distribute these excess games through a variety of channels.

Product Refurbishment

A portion of the pre-owned video games that we source are in need of refurbishment before it can be sold. Our refurbishment process adds value by improving the games’ physical quality, extending its life, and verifying its functionality. Once refurbished, we may shrink-wrap and/or label the video games according to specifications set by our retail customers. Historically, we have been able to repair approximately 97% of all acquired products; the approximately 3% of remaining products are outsourced or sold to refurbishment companies that have more extensive repair capabilities.

Product Distribution

We sell our video games and related products through three primary channels: retail ready, consumer direct and bulk.

•
Retail Ready. Retail ready sales consist of pre-owned video games and related products sold to third party specialty, mass and convenience store retailers. In some instances, these retailers already sell new video games and use our services to help supply and merchandise dedicated pre-owned video game sections in their stores. Other retailers do not offer new video games, but utilize our solutions to sell pre-owned video games. Our retail customers include GameStop, Wal-Mart, Best Buy, Toys ‘R’ Us, 7-Eleven and others.

•
Consumer Direct. We sell pre-owned video games and related products directly to consumers through our proprietary channel, www.gamersfactory.com , which allows consumers to browse and purchase from our wide assortment of pre-owned video games and related products. We also sell pre-owned video games and related products directly to consumers through third party websites such as www.ebay.com and www.amazon.com .

•
Bulk. We provide “as-is” games and related products to video game retailers who possess their own refurbishment and store distribution capabilities. Our bulk sales help us efficiently manage our inventory position and working capital requirements by selling games in “as-is” condition, thereby eliminating refurbishment and accelerating the sales cycle.

Growth Strategy

Our objective is to enhance our position as the leading provider of comprehensive trading solutions for the pre-owned video game market. Key elements of our growth strategy include:

•
Capitalizing on the Large and Growing Market for Pre-Owned Games. We believe there is significant unmet demand from consumers seeking to purchase high quality pre-owned video games. We believe that U.S. consumers possess more than 3.4 billion units of pre-owned video game products that are suitable for trading. We believe video game retailers are currently selling significantly more games than are being traded-in by consumers, which implies that the supply of pre-owned video games is growing. Utilizing GFI GameBook, we enable leading specialty, mass, convenience and online retailers, such as Best Buy and Toys ‘R’ Us, to accurately value and categorize pre-owned video games, from consumers looking to monetize their existing video game collection. Our platform solution helps create a more consistent supply of pre-owned video games to sell through our various distribution channels.

•
Promoting the Concept of Game Trading to Casual Gamers. Over the past several years, game trading has become widely accepted within the core gamer market. These consumers understand that significant residual value exists in their video games after they have either beaten the game or lost interest in playing it further. Although casual gamers represent a large and growing portion of the overall market, they have yet to adopt game trading in the same manner as core gamers. By partnering with large, national retailers to promote the concept of game trading to casual gamers, we believe we can increase the awareness of game trading among casual gamers and by doing so, increase the overall size of the market as well as our market share in pre-owned video games.

•
Becoming the Foremost Buyer of Trade-in Video Games . Historically, our primary source of supply has been closeout and overstock programs and consumer returns. We believe the supply from retail trade-in and off-rental programs represents a much larger opportunity to acquire and ultimately resell higher margin products. As a result of our ability to accurately and competitively price products, we have become the pre-owned video game buyer of choice for many large retailers.

•
Expanding our Direct-To-Consumer Business. Our website, www.gamersfactory.com allows customers to trade-in and purchase pre-owned video games directly with us. Historically, we have not devoted a meaningful amount of our time to growing our direct-to-consumer business. We believe that there is a significant growth opportunity in the direct-to-consumer market, and we intend to allocate resources to expand our direct-to-consumer business in the future.

•
Evaluating International Expansion Opportunities. Many of our large participating retailers maintain a strong presence outside of the United States. We believe that as the concept of game trading becomes more widely accepted, there will be a significant opportunity for our products and services to be offered through our participating retailers’ locations as well as new retailers in other developed countries. We have, and will continue, to evaluate opportunities outside of the United States that we view as accretive to our core business.

•
Developing and Monetizing Complementary Products and Services. Our principals have an extensive operating history within the video game industry. We intend to leverage their experience and relationships in the industry to further develop products and services that are complementary to our core business. We are currently evaluating an opportunity to develop video game accessories under an exclusive license from a highly recognized developer of consumer electronic accessories, which would be sold primarily through our existing national retailer customer base.

Suppliers and Customers

Supply is a key driver in our business as we seek to obtain as many of the estimated 3.4 billion consumer owned games that exist in the U.S. as possible. Our relationships with retailers focus primarily on supply, including trade-in programs, off-rental purchases, consumer returns acquisition, and inventory liquidation of new items. We obtain supply, either directly or indirectly, from a number of major retailers, including Best Buy, Wal-Mart, Toys ‘R’ Us, Target, Gazelle, Dealtree, GameFly, and Redbox, in addition to many smaller localized retailers throughout the U.S.

As of December 31, 2010, we had six national retail customers and more than 20 other retail customers. We provide our value-added services and customized solutions to leading specialty, mass, convenience, rental and online retailers, as well as directly to consumers through our website, www.gamersfactory.com . The primary recipient of our supply is GameStop, the market leader in sales of pre-owned video game products.

We have historically been dependent on sales of pre-owned video games and related products to a small number of customers. For the years ended December 31, 2010 and  2009, our top five customers represented approximately 81% and 90% of our net sales, respectively.  Of our largest customers, GameStop, accounted for approximately 57% and 77% of our net sales, respectively and 7-11 accounted for approximately 11% and 1% of our net sales, respectively for the years ended December 31, 2010 and 2009.

Sales and Marketing

Our sales and marketing effort is led by senior management personnel, who manage our relationships with leading national retailers. Through their industry experiences, the sales team has developed strong relationships with our key accounts over a period of more than two decades. Due to the importance of our relationships with national retailers, an executive level person within our company is responsible for managing each major account. We have also developed a business-to-business website, www.gfib2b.com , which is a fully-automated service for ordering and billing that many of our smaller retail accounts find useful and efficient. We believe we are the only company that provides this automated service in the pre-owned video game industry.

As a result of our targeted marketing effort on a small group of major retailers, we have been able to maintain a relatively nominal marketing budget. Large customers are generally acquired through direct contact and relationships. We maintain a small budget for internet advertising related to our online trade-in programs and our website. We also rely upon the branding and marketing efforts of our participating retailers to supplement our own marketing efforts in the space.

Competition

The video game industry is highly competitive and subject to rapid changes in consumer preferences and frequent new product introductions. Continued evolution in the industry, as well as technological migration, is opening up the market to increased competition. We believe that we will be able to maintain a competitive advantage in the pre-owned video game industry through our strong customer and vendor relationships, our technological leadership and capabilities, and our comprehensive range of products and services.

In terms of direct competition, management believes there are no companies that provide a similarly broad array of products and services. There are, however, certain competitors within each segment of our business.

•
Game Trading and Valuation. Amazon.com, Nextworth, Muze, and BRE Software have developed valuation models for pre-owned video games that they utilize to acquire pre-owned video games directly from consumers.

•
Wholesale/Distribution. Within the wholesale/distribution business, our competitors are generally independent brokers. These brokers act on behalf of retailers to acquire consumer-returned goods. The market is highly fragmented and we are unaware of any other competitors who acquire and sell pre-owned video games in significant volumes.

•
Online.  Competitors include Amazon.com and their associated merchants, eBay through its customer base, and a number of small-scale online video game retailers which operate their own websites. Additionally, video game rental companies, such as GameFly, sell a portion of their used games online.

•
Value Games Wholesalers. Companies such as Cokem International, Jack of all Games, and Solutions2Go are not significant participants in the pre-owned games space, but from time to time will compete for supply of overstocked and closeout games.

Seasonality

Our business is seasonal since we rely upon retailers and consumers, with the major portion of our sales and operating profits occurring during the first fiscal quarter following the holiday selling season. Since our supply of video game products depends significantly on consumer trade-ins and returns, there exists significant supply of these items immediately following the holiday season in January through March. Our sales generally lag the holiday season by one quarter. We have historically generated our highest sales and operating profits during the first calendar quarter of each year.

Intellectual Property

We employ a combination of trade secret laws and confidentiality agreements to protect our developed intellectual property and have filed applications for certain trademarks and patents. To date, we have relied primarily on proprietary processes and on the experience of our management team to protect our intellectual property related to our website and business processes.

Technology

We have built our GFI GameBook trading platform to allow us to accurately value every video game released for use on North American game consoles. We are able to fully integrate GFI GameBook into participating retailers’ physical POS systems as well as their websites, allowing us to instantaneously update the price we are willing to purchase each title across all of our participating retailers as well as our own trading platforms. Although GFI GameBook is based on widely available software, we have highly customized the inputs and architecture to fit the needs of our business.

We update GFI GameBook daily to ensure the prices we offer to purchase pre-owned video games reflect all available information. The data utilized to run GFI GameBook is maintained at our Hunt Valley, MD headquarters and is backed up on a daily basis. To date, we have not had any material disruptions in our ability to offer real-time prices to either our participating retailers or directly to consumers through our website or other channels. We believe this reliability is important to our participating retailers, many of which operate thousands of stores across the country and rely on GFI GameBook to provide their daily trade-in prices.

Employees

As of December 31, 2010, we had 121 full-time employees, including seasonal staffing. We have not experienced any work disruptions or stoppages and we consider our relationship with our employees to be strong. None of our employees are covered by a collective-bargaining agreement.

Our Website

        Our website address is www.gtti.com; Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.    RISK FACTORS.

        You should carefully consider the following risk factors and the other information included in this annual report on Form 10-K, as well as the information included in other reports and filings made with the SEC, before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks Relating to Our Business and Industry

Our limited operating history makes it difficult to evaluate our future business prospects and to make decisions based on our historical performance.

Although our management team has been engaged in the video game industry for an extended period of time, we did not begin focusing on the pre-owned video game wholesale and trading business until 2003 and we did not restrict our operations to this business until 2007. We have a limited operating history focusing on the pre-owned video game wholesale and trading business, which makes it difficult to evaluate our business on the basis of historical operations. As a consequence, it is difficult, if not impossible, to forecast our future results of operations and prospects based upon our historical data. Reliance on our historical results may not be representative of the operating results we will achieve. Because of the uncertainties relating to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, product costs or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable than planned or incur unexpected losses, which may result in a decline in our stock price.

We may not be able to grow our net sales and we may not be able to regain and maintain profitability.

We generated net sales and net loss of $33.7 million and $5.0 million, respectively, for the year ended December 31, 2010 compared to net sales and net income of $36.7 million and $1.7 million, respectively, for the year ended December 31, 2009.  Our business plan is to grow both net sales and net income, however, we may not be successful in executing our business plan and even if we are able to implement our business plan, we may not be able to grow our business. As a result, we may not be able to sustain a sales growth rate and you should not rely on the net sales and net income growth of any prior quarterly or annual period as an indication of our future performance. If we are unable to increase our net sales or if our net sales were to decline, it would adversely affect our business, profitability and financial condition. In addition, if our future growth fails to meet investor or analyst expectations, it could have a negative effect on our stock price.

A significant portion of our revenue is dependent upon a small number of customers, and in particular, GameStop, our largest customer. The loss of any one of these customers would negatively impact our revenues and our results of operations.

Our sales to our top five customers accounted for approximately 81% and 90% of our net sales for the years ended December 31, 2010 and  2009, respectively. Our sales to our largest customer, GameStop, accounted for approximately 57% and 77% of our net sales, respectively and 7-11, accounted for approximately 11% and 1%, respectively, of our net sales for the years ended December 31, 2010 and 2009. Contractual relationships with our major customers do not guarantee sales volumes or longevity. Consequently, our relationship with our major customers could change at any time. Our business, results of operations and financial condition would be materially and adversely affected if:

•	we lose GameStop, 7-11 or any of our other major customers;
•	GameStop, 7-11 or any of our other major customers purchase fewer of our products; or
•	we experience any other adverse change in our relationship with GameStop, 7-11 or any of our other major customers.

Restrictions on our ability to take trade-ins of and sell pre-owned video game products could negatively affect our financial condition and results of operations.

Our financial results depend on our ability to take trade-ins of, and sell, pre-owned video game products. Actions by manufacturers or publishers of video game products or governmental authorities to limit our ability to take trade-ins or sell pre-owned video game products could have a negative impact on our sales and earnings. On September 10, 2010, the United States Court of Appeals, Ninth Circuit, held in Timothy S. Vernor v. Autodesk, Inc . that a software publisher can prohibit buyers of its software from reselling the software program to other users. If this ruling becomes accepted law and permits game publishers to require consent to resell their products, then we could have to stop selling certain video games or pay to have the right to do so, which could negatively impact our business.

If we are unable to obtain favorable terms from our suppliers, we may not be able to offer products at competitive prices and our financial results may be adversely affected.

We source our products, either pre-owned or new, from our four primary procurement channels, which consist of trade-in programs with participating retailers, off-rental programs, consumer return programs and closeout and overstock programs. Our financial results depend significantly upon the business terms we can obtain from suppliers within each of these procurement channels, primarily competitive prices and consistent availability. We do not have fixed or guaranteed contracts for these purchases. If our suppliers within these procurement channels do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices and our financial results may be adversely affected.

Our guaranteed purchase contracts with retailers for trade-in programs could affect our liquidity.

We have certain contracts that require us, as part of a retail trade-in program, to purchase consumer trade-ins from such participating retailer based upon values we quote at the time of the transaction. The participating retailer generally offers the consumer a gift card or some other form of compensation, and books the transaction automatically as a receivable from us. We are obligated to purchase 100% of the items that are transacted at store level or via its website. The Company may terminate these contracts by providing the retailer(s) notice of up to 120 days in advance.  If there is an unanticipated volume of trades that we are unable to mitigate through lower trade values or other mechanisms, we could incur trade payables that exceed our short-term cash resources, thus resulting in a default on payment to our retail customers.

If the products that we offer do not reflect our customers’ tastes and preferences, our net sales and profit margins could decrease.

Our success depends in part on our ability to offer products and services that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. Because the pre-owned video games and related products we sell are sourced from our four primary procurement channels, which include trade-ins from participating retailers, consumer returns and manufacturers’ and retailers’ excess inventory, we have limited control over the specific products that we offer for sale. If the merchandise we offer for sale fails to respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory, which could depress profit margins, or we could be required to accept returned merchandise in exchange for full credit which could depress net sales and profit margins. In addition, any failure to offer products and services in line with customers’ preferences could allow competitors to gain market share, which could harm our business, results of operations and financial condition.

We are heavily dependent on our senior management, and a loss of a member of our senior management team or our failure to attract, assimilate and retain other highly qualified personnel in the future, could harm our business.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including Todd Hays, our Chief Executive Officer and President, Rodney Hillman, our Chief Operating Officer, and Richard Leimbach, our Chief Financial Officer. Although we have entered into three-year employment agreements with them, we cannot guarantee that we will be successful in retaining the services of these or other key personnel. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We could also experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the size or type of stock option awards that job candidates may require to join our company. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

If we fail to keep pace with changing technology in the video game industry, we will be at a competitive disadvantage.

The video game industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions and product obsolescence. These characteristics require us to respond quickly to technological changes and to understand their impact on our customers’ preferences. If we fail to keep pace with these changes, our business may suffer.

The ability to download and play video games on the Internet could reduce the demand for pre-owned video games and thus result in lower net sales and reduced profitability.

While it is currently only possible to download a limited selection of video game content to current video game systems over the Internet, as technology advances, a broader selection of games may become available for purchase, download and/or play on the Internet. If advances in technology continue to expand consumers ability to access video games and incremental content through the Internet, the demand for purchasing video games for sale in our customers’ retail stores may decline, which could lead to lower net sales by us of pre-owned video games to our retail customers and thus reduce our profitability.

Shipment of pre-owned video games and other related products by us could be delayed or disrupted by factors beyond our control and we could lose suppliers and customers as a result.

We rely upon third party carriers such as United Parcel Services, or UPS, for timely delivery of our pre-owned video games and other related products. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, terrorist activity and increased fuel costs. In addition, we do not have a long-term agreement with UPS or any other third party carrier, and we cannot be sure that our relationship with UPS will continue on terms favorable to us, if at all. If our relationship with UPS is terminated or impaired or if UPS is unable to deliver pre-owned video games and other related products for us, we would be required to use alternative carriers for the shipment of products to our customers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include:

•	reduced visibility of order status and package tracking;

•	delays in merchandise receipt and delivery;

•	increased cost of shipment; and

•	reduced shipment quality, which may result in damaged merchandise.

Any failure to receive pre-owned video games and other related products purchased by us at our distribution center or to deliver such pre-owned video games and other related products to our customers in a timely and accurate manner could lead to client dissatisfaction and cause us to lose suppliers and customers.

If we fail to accurately predict our ability to sell pre-owned video games and other related products in which we take inventory risk, our margins may decline as a result of lower sale prices from such pre-owned video games and other related products.

We purchase pre-owned video games and other related products and assume the risk that the pre-owned video games and other related products purchased by us may sell for less than we paid for it. We assume general and physical inventory and credit risk. These risks are especially significant because some of the products we sell are subject to rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory. In addition, we do not receive warranties on the products we purchase and, as a result, we may not be able to resell those products or may have to resell those products at a loss or dispose of those products. We may miscalculate customer demand and overpay for the acquired merchandise. In the event that merchandise is not attractive to our customer base, we may be required to take significant losses resulting from lower sale prices, which could reduce our revenue and margins. Occasionally, we are not able to sell our inventory for amounts above its cost and we may incur a loss.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our pre-owned video games and other related products or the pre-owned video games and other related products of third parties that we offer for sale on our websites, our business could be harmed.

We pay sales or other similar taxes in respect of shipments of products into states in which we have a substantial presence. In addition, as we grow our business, any new operation in states in which we currently do not pay sales taxes could subject shipments into such states to state sales taxes under current or future laws.

In October 2007, the federal government extended until November 2014 a ban on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions. This ban does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. Unless the ban is further extended, state and local governments may begin to levy additional taxes on Internet access and electronic commerce transactions upon the legislation’s expiration. An increase in taxes may make electronic commerce transactions less attractive for merchants and businesses, which could result in a decrease in the level of demand for our services.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives resulted in a reversal of the Supreme Court’s current positions, we could be required to collect sales and use taxes in states other than states in which we currently pay such taxes. A successful assertion by one or more local, state or foreign jurisdictions that the sale of merchandise by us is subject to sales or other taxes, could subject us to material liabilities and increase our costs of doing business. To the extent that we pass such costs on to our clients, doing so could harm our business and decrease our revenue.

Since all of our operations are housed in a single location, we are more susceptible to business interruption in the event of damage to or disruptions in our facility.

Our headquarters and distribution center are located in one building in Hunt Valley, Maryland, and all of our shipments of pre-owned video games and other related products to our customers are made from this sole distribution center. We have no present plans to establish any additional distribution centers or offices. Because we consolidate our operations in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods, and other natural disasters than if we had additional locations. We cannot assure you that we are adequately insured to cover the amount of any losses relating to any of these potential events, business interruptions resulting from damage to or destruction of our headquarters and distribution center, or power and equipment failures relating to our websites, or interruptions or disruptions to major transportation infrastructure, or other events that do not occur on our premises. The occurrence of one or more of these events could adversely impact our ability to generate revenues in future periods.

An adverse trend in sales during the holiday season could impact our financial results.

Our business is seasonal, with our most significant sales and operating profits realized during the first fiscal quarter (post-holiday season), which is when significant volumes of consumer returns become available for purchase and sale by us. Since our main customers are retailers which rely on the fourth quarter holiday selling season to generate their revenues, our operating results may be negatively impacted if our customers’ revenue during the fourth quarter is lower than expected, as that may result in our retail customers’ reducing, delaying or cancelling purchases of pre-owned video games and other related products.

If third parties do not continue developing new products and software, our business and operating results could be adversely affected.

Our business and operating results depend upon the continued development of new and enhanced video game platforms and video game software. Our business could suffer if manufacturers fail to develop new or enhanced video game platforms or the failure of software publishers to develop popular game and entertainment titles for current or future generation video game systems.

If our management information systems fail to perform or are inadequate, our ability to manage our business could be disrupted.

We rely on computerized inventory and management systems to coordinate and manage the activities in our distribution center, as well as to communicate daily pricing data to retailers and other customers with whom we work. We use our management information systems to track sales and inventory. Our ability to rapidly refurbish our products, process incoming inventory and deliver inventory to our customers, enables us to meet demand and replenish our customers timely and to move inventory efficiently. If our inventory or management information systems fail to adequately perform these functions, our business could be adversely affected. In addition, if operations in our distribution center were to shut down for a prolonged period of time or if our distribution center was unable to accommodate our continued growth, our business could suffer.

We rely heavily on our technology to refurbish games, hardware and accessories and to manage other aspects of our operations, and the failure of this technology to operate effectively could adversely affect our business.

We use proprietary and non-proprietary technologies to refurbish pre-owned video games and other related products to determine the price at which we purchase pre-owned video games and other related products and to price the sale of our pre-owned video games and other related products. Although we continually enhance and modify the technology used by us in our operations, we may not be able to achieve the intended results of such enhancements and modifications to our technologies. If we are unable to maintain and enhance our technologies to manage our operations in a timely and efficient manner, our business may be impaired.

If our intellectual property and technologies are not adequately protected to prevent use or misappropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be materially and adversely affected.

Our future success and competitive position depends in part on our ability to protect our proprietary technologies and intellectual property. We have generally not sought trademark, copyright or patent protection to protect our proprietary technology and intellectual property, with the exception of GFI GameBook, our proprietary algorithm and database. Instead, we have relied on a combination of trade secret laws and confidentiality arrangements to protect our proprietary technologies and intellectual property.

The steps we have taken or will take may not be adequate to protect our technologies and intellectual property. In addition, others may develop or patent similar or superior technologies, products or services, and our intellectual property may be challenged, invalidated or circumvented by others. Furthermore, the intellectual property laws of other countries in which we operate or may operate in the future may not protect our products and intellectual property rights to the same extent as the laws of the United States. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in the video game industry are uncertain and still evolving, both in the United States and in other countries. In addition, third parties may knowingly or unknowingly infringe our intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights. Any such litigation could be very costly, have an uncertain outcome and could divert management attention and resources. As a result of any dispute where we are alleged to have infringed or violated a third party’s intellectual property rights, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our merchandizing or marketing and advertising activities or take other actions to resolve the claims. If the protection of our technologies and intellectual property is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and methods of operation. Any of these events may have a material adverse effect on our business, financial condition and results of operations.

We also expect that the more successful we are, the more likely it will become that competitors will try to develop services that are similar to ours, which may infringe on our proprietary rights. It may also become more likely that competitors will claim that our products infringe on their proprietary rights. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenue, reputation and competitive position could be harmed.

If we are unable to protect our domain name, our reputation and brand could be adversely affected.

We currently own registrations for various domain names relating to our brand, including www.gtti.com, www.gamersfactory.com and www.gametradingtechnologies.com . Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website and our service. Domain names similar to ours have been registered in the United States and elsewhere. The acquisition and maintenance of domain names generally are regulated by various agencies and their designees. However, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies from jurisdiction to jurisdiction and is unclear in some jurisdictions. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain names.

We may not adequately prevent disclosure of trade secrets and other proprietary information.

A substantial amount of our tools and technologies are protected by trade secret laws. In order to protect our proprietary technologies and processes, we rely in part on security measures. These measures may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We could potentially lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of trade secret and other intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our business, revenue, reputation and competitive position.

We must effectively manage the growth of our operations or our company will suffer.

Our ability to successfully implement our business plan requires an effective planning and management process.  As we grow our operations, we will need to hire additional employees and make significant capital investments which could place a significant strain on our existing management and resources. In addition, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce. Any failure to manage any of the foregoing areas efficiently and effectively could cause our business and operations to suffer.

If we acquire any businesses or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or have an adverse effect on our results of operations.

As part of our business strategy, we may engage in acquisitions of businesses, technologies or licenses involving complimentary businesses to augment our organic or internal growth. While our management team has some experience in acquiring businesses, we do not have extensive experience with integrating and managing acquired businesses or assets. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us. Even if successfully negotiated, closed and integrated, certain acquisitions or license arrangements may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any future acquisition or license arrangements could involve numerous risks including:

•	difficulty integrating the operations and products of the acquired business;

•	potential disruption of our ongoing business and distraction of management;

•	use of cash to fund the acquisition or for unanticipated expenses;

•	dilution to our current stockholders from the issuance of equity securities;

•	limited market experience in new businesses;

•	exposure to unknown liabilities, including litigation against the companies we may acquire;

•	potential loss of key employees or customers of the acquired company;

•	additional costs due to differences in culture, geographic locations and duplication of key talent; and

•	acquisition-related accounting charges affecting our balance sheet and operations.

In the event we enter into any agreements relating to acquisitions or licenses, closing of the transactions could be delayed or prevented by regulatory approval requirements, including antitrust review, or other conditions. We may not be successful in addressing these risks or any other problems encountered in connection with any attempted acquisitions or license arrangements, and we could assume the economic risks of such failed or unsuccessful acquisitions or license arrangements.

Our results of operations may fluctuate from quarter to quarter, which could affect our business, financial condition and results of operations.

Our quarterly operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this “Risk Factors” section, the following risks could cause our operating results to fluctuate:

•	increases or decreases in purchases by our customers;

•	our ability to retain existing customers and attract new customers;

•	timing and cost of new and existing marketing and advertising efforts;

•	seasonal fluctuations;

•	timing and amount of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	the cost and timing of the development and introduction of new product and service offerings by our competitors or by us; and

•	downward pressure on the pricing of our products.

For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance and our revenue and operating results in future quarters may differ materially from the expectations of our management or any analysts covering us.

Our sales and profitability may be affected by changes in economic, business and industry conditions.

If the economic climate in the United States or abroad deteriorates, existing or potential customers could reduce or delay purchases of video games, which would likely decrease our sales and profitability. In this type of economic environment, our customers may experience financial difficulty, cease operations and reduce budgets for the purchase of our products. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and general declines in consumer spending in the video game industry make it difficult to predict changes in the purchasing requirements of our customers and in the markets we serve. There are many other factors which could affect our business, including:

•	the introduction and market acceptance of new technologies, products and services, including an increased ability to access video games digitally or play video games online;

•	new competitors and new forms of competition;

•	the size and timing of customer orders;

•	adverse changes in the credit quality of our customers and suppliers;
•	changes in the pricing policies of, or the introduction of, new products and services by us or our competitors;

•	changes in the terms of our contracts with our customers or suppliers;

•	the availability of products from our suppliers; and

•	variations in product costs and the mix of products sold.

These trends and factors could adversely affect our business, profitability and financial condition and diminish our ability to achieve our strategic objectives.

We face competition from numerous sources and competition may increase, leading to a decline in revenues.

The video game industry is intensely competitive and subject to rapid change. While we don’t believe we have any direct competitors, we compete with various companies within each segment of our business. We compete primarily with well-established companies that offer video game sales or rentals through retail stores, online or both, including Amazon.com, Muze, BRE Software, eBay and GameFly. In addition, alternative channels for online entertainment such as social networking sites, virtual worlds and massively multiplayer online games are growing in popularity and new technologies for delivery of in-home video game entertainment, such as Internet delivery of video game content, continue to receive considerable media and investor attention. There can be no assurance that we will be able to compete effectively against these competitors or against alternative channels of online entertainment delivery. To remain competitive, we must continue to provide relevant content and enhance and improve our products and services. If competitors introduce new solutions that incorporate new technologies, our existing products and services may become obsolete. Our future success will depend on, among other things, our ability to:

•	anticipate demand for new products and services;

•	enhance our product and services offerings;

•	respond to technological advances on a cost-effective and timely basis; and

•	decrease prices in response to pricing pressures from our competitors.

We believe that barriers to entry are not significant and start-up costs are relatively low, so our competition may increase in the future. New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost. If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion. We may not have the resources to compete effectively with current or future competitors. If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

We may seek additional capital and we cannot be certain that additional financing will be available.

We will require additional funds in the long-term depending upon the growth of our revenues and our business strategy. The decision to obtain additional capital will depend on, among other things, our development efforts, business plans, operating performance and condition of the capital markets. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. If we raise additional capital through the issuance of our common stock, our stockholders may be diluted and if we issue debt, we may become subject to restrictive covenants.

Our amended and restated loan agreement with Bank of America, N.A. contains certain covenants that may restrict our financial and operating flexibility.

Our amended and restated loan agreement with Bank of America, N.A. (“Bank”) contains various covenants that limit our ability to incur indebtedness in excess of certain financial ratios. A breach of a covenant or restriction contained in our loan agreement could result in a default that could in turn permit Bank to accelerate the repayment of principal and accrued interest on our outstanding indebtedness under the loan agreement and terminate its commitment to lend additional funds.

On March 31, 2011, the Company received a notice of waiver of the “Funded debt to EBITDA ratio” and the “Basic Fixed Charge Coverage Ratio” requirements under the line of credit facility, as such terms are defined in items, respectively, of the line of credit agreement.  The waiver is effective for the debt covenant requirement at December 31, 2010. The Company further agreed to suspend usage of the line of credit in excess of $4,483,000 pending further discussions.

If Bank accelerates the repayment of our borrowings under the amended and restated loan agreement, we cannot assure you that we will have sufficient assets to repay those borrowings and our financial situation could have a material adverse effect.

Risks Related to our Common Stock

There has not been an active public market for our common stock so the price of our common stock could be volatile and could decline at a time when you want to sell your holdings.

Our common stock is traded on the Pink Sheets under the symbol GMTD.PK. Our common stock is not actively traded and the price of our common stock may be volatile.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	expiration of lock-up agreements;

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the video game industry;

•	customer demand for our products;

•	investor perceptions of the video game industry in general and our company in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	major catastrophic events;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	sales of our common stock, including sales by our directors, officers or significant stockholders; and

•	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time our securities are no longer listed on a national securities exchange, including the Nasdaq Stock Market or we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock becomes subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As a result, if our common stock becomes subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

A sale or perceived sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

In connection with our February 2010 private placement, our executive officers, certain directors and certain of our stockholders and warrantholders entered into lock-up agreements with us. The lock-up agreements provide that their shares of common stock may not be, directly or indirectly, publicly sold, subject to a contract for sale or otherwise transferred for a period ending on the earlier to occur of (a) 12 months after the effective date of the registration statement to be filed in connection with our February 2010 private placement, or (b) 24 months after the closing of our February 2010 private placement. For the 18 months following the applicable initial lock-up period, each stockholder may sell its shares of common stock at a rate of 5.56% (or 1/18th) of their initial holdings per month, but only at a price of greater than $6.00 per share. Furthermore, beginning on the 18-month anniversary of the closing of our February 2010 private placement, each stockholder may sell its shares of common stock, without regard to the number of such shares, at a price of greater than $8.00 per share if the trailing 30-day average daily trading volume for our common stock is greater than 50,000 shares. The lock-up agreements terminate on the earlier of (i) the date that is 42 months following the closing of our February 2010 private placement, or (ii) 120 days following the last date in which all of the all shares of series A convertible preferred stock held by our lead investor in our February 2010 private placement have been converted into shares of our common stock.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

Our directors, executive officers and principal stockholders, and their respective affiliates, will beneficially own approximately 68% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We may be required to pay registration default liquidated damages if we cannot fulfill the requirements of the registration rights granted to investors in our February 2010 private placement.

We were required to have a registration statement covering the shares of common stock underlying the series A convertible preferred stock and warrants issued to the investors in our February 2010 private placement declared effective by the SEC on or before October 23, 2010. On October 22, 2010, the holders of our series A convertible preferred stock and warrants issued in our February 2010 private placement agreed to waive any liquidated damages payable as a result of the failure to have a registration statement declared effective by October 23, 2010 and continuing for the period through and until November 23, 2010. Since we do not have a registration statement registering such shares of common stock for resale effective as of November 23, 2010 or if the effectiveness of such registration statement is suspended at any time other than pursuant to a suspension notice, for each month during which the registration default remains uncured, we shall be required to pay registration default damages at the rate of 2% of the purchase price of the series A convertible preferred stock, up to a maximum of 12%. We shall be obligated to make payments of these liquidated damages until the earlier of (i) the date as of which all of the investors in our February 2010 private placement may sell all of the shares of common stock required to be covered by such registration statement without restriction pursuant to Rule 144 and without the need for current public information as required thereunder or (ii) the date on which the investors in our February 2010 private placement shall have sold all of the shares of common stock covered by such registration statement. As of December 31, 2010, we have accrued  $380,000 in liquidated damages payments to the February 2010 private placement investors which represents the anticipated penalty due from November 23, 2010 through the Rule 144 restriction period of March 8, 2011. Any payment of liquidated damages could have an adverse effect on our results of operations and may have a negative effect on our stock price and the market for our common stock.

Because the holders of our warrants issued in our February 2010 private placement have cashless exercise rights, we may not receive proceeds from the exercise of the outstanding warrants if the underlying shares are not registered.

The holders of our warrants issued in our February 2010 private placement have cashless exercise rights, which provide them with the ability to receive common stock with a value equal to the appreciation in the stock price over the exercise price of the warrants being exercised. This right is not exercisable if the underlying shares are subject to an effective registration statement. In the event the warrants are not subject to a current and effective registration statement on or after the one year anniversary of the date of issuance, the cashless exercise provision of the warrants will be available to those holders of our warrants and, as a result, we will not receive proceeds from those warrants that are exercised on a cashless basis.

Any adjustment in the conversion price of our preferred stock or the exercise price of our warrants could have a depressive effect on our stock price and the market for our stock.

If we are required to adjust the preferred stock conversion price or the warrant exercise price pursuant to any of the adjustment provisions of the agreements relating to our February 2010 private placement, the adjustment or the perception that an adjustment may be required, may have a depressive effect on both our stock price and the market for our common stock.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2010 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified the  control deficiencies that represent material weaknesses at December 31, 2010. See "Item 9. Controls and Procedures" for more detailed discussion.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We recently became a public company and subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act. Prior to February 2010, we had not operated as a public company and the requirements of these rules and regulations will likely increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because our management team has limited experience managing a public company, we may not successfully or efficiently manage our transition into a public company.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Delaware law and our corporate charter and bylaws will contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. For example, our board of directors will have the authority to issue up to 20,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock. Our bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations. For additional information, please see “Description of Capital Stock.”

Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in our market price being lower than it would without these provisions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not Applicable.

ITEM 2.    PROPERTIES.

Our corporate offices, refurbishment and distribution facility are located at 10957 McCormick Road, Hunt Valley, Maryland. We lease approximately 43,000 square feet of space for our entire operations with approximately 8,000 square feet devoted to office space and 35,000 square feet devoted to warehousing, refurbishment and distribution operations. Our lease expires in January 2018. From time to time and during the holiday selling season, we enter into short term and month to month lease agreements for overflow warehouse space to accommodate business volume. As of December 31, 2010, no overflow space was leased. We believe that our facilities are adequate to support operational growth for the term of our lease; however, our arrangement with the landlord permits us to relocate or expand to other properties within their portfolio as business conditions require.

ITEM 3.    LEGAL PROCEEDINGS.

We are not involved in any pending or threatened legal proceedings.

ITEM 4.    REMOVED AND RESERVED.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

Our common stock was originally qualified for quotation on the Over-the-Counter Bulletin Board under the symbol “CLGX.OB”. On February 26, 2010, we changed our symbol from “CLGX.OB” to “GMTD.OB”. Prior to the closing of the transactions contemplated by the Exchange Agreement on February 25, 2010, our securities were qualified for quotation on the Over-the-Counter Bulletin Board but no trading had occurred in our common stock. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

The closing price of our common stock on the Pink Sheets on April 11, 2011, was $4.50 per share.

The following table sets forth the range of high and low bid quotations as reported on the OTC Bulletin Board or the Pink Sheets for the periods indicated.

Year Ended December 31, 2010	High	Low
First quarter ended March 31, 2010	$10.00	$6.00
Second quarter ended June 30, 2010	$10.80	$7.00
Third quarter ended September 30, 2010	$9.00	$4.00
Fourth quarter ended December 31, 2010	$8.20	$5.00

Holders of Common Stock

        As of  March  25, 2011, we had 56 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. There are no restrictions in our certificate of incorporation or by-laws on declaring dividends.

As long as any shares of our series A convertible preferred stock are outstanding, no dividend may be declared or paid for payment on our common stock or any other class of our capital stock (other than the series A convertible preferred stock) without the prior express written consent of our holders of the series A convertible preferred stock representing not less than a majority of the aggregate number of the then outstanding shares of series A convertible preferred stock.

Equity Compensation Information

        The following table summarizes information about our equity compensation plans as of December 31, 2010.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders	742,500	$5.24	507,500
Equity Compensation Plans Not Approved by Stockholders	—		—

Total	742,500	$5.24	507,500

ITEM 6.    SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this prospectus. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this prospectus. Some of the information contained in this discussion and analysis are set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On February 25, 2010, we completed a “reverse acquisition” transaction (the “Transaction”), in which we entered into the Exchange Agreement with Gamers and for certain limited purposes, its stockholders. Pursuant to the Exchange Agreement, we acquired all of the issued and outstanding securities of Gamers in exchange for the issuance by us of 3,545,000 shares of our common stock and warrants to purchase 580,000 shares of our common stock. At the time of the Transaction, our corporate name was City Language Exchange, Inc. Following the Transaction, we changed our name to Game Trading Technologies, Inc. and our trading symbol to “GMTD.OB.” As a result of the Transaction, Gamers became our wholly-owned subsidiary, with Gamers’ former stockholders acquiring a majority of the outstanding shares of our common stock.

The transactions contemplated by the Exchange Agreement are being accounted for as a “reverse acquisition,” since the stockholders of Gamers owned a majority of the outstanding shares of our common stock immediately following the Transaction. Gamers is deemed to be the acquirer in the Transaction and, consequently, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Gamers and are recorded at the historical cost basis of Gamers. Except for the right of the holders of our series A convertible preferred stock, as a class, to elect one of our directors, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of our company.

In connection with the closing of the Transaction, we completed the closing of a private placement (referred to herein as the “February 2010 private placement”) of $3,900,000 of units (each, a “Unit” and collectively, the “Units”) to purchasers that qualified as “accredited investors”, as defined in Regulation D promulgated under the Securities Act of 1933, as amended, pursuant to the terms of a Securities Purchase Agreement, dated as of February 25, 2010 (the “Securities Purchase Agreement”), with each Unit consisting of one share of our series A convertible preferred stock and a warrant to purchase one share of our common stock. Each share of series A convertible preferred stock has a stated value equal to $2.00 per share and is initially convertible at any time into shares of our common stock at a conversion price equal to $4.00 per share or an aggregate of 975,000 shares of common stock with respect to all shares of series A convertible preferred stock issued at the closing of our February 2010 private placement, subject to adjustment under certain circumstances. Each warrant entitles the holder to purchase one share of common stock (equivalent to 100% warrant coverage in respect of the shares underlying the series A convertible preferred stock) at an exercise price of $5.00 per share through February 25, 2015.

At the closing of our February 2010 private placement, buyers that purchased shares of our series A convertible preferred stock with a stated value of at least $150,000 received a unit purchase option (the “Unit Purchase Option”) to purchase, on the same terms as those Units sold at the closing of our February 2010 private placement, additional Units of series A convertible preferred stock and warrants equal to 50% of the Units they purchased at the closing of our February 2010 private placement. Holders of Unit Purchase Options have exercised Unit Purchase Options to purchase 443,750 Units for aggregate gross proceeds of $1,775,000. The shares of common stock underlying the Units issued upon exercise of the Unit Purchase Options are entitled to the same registration rights as those securities underlying the Units issued at the closing of our February 2010 private placement.

Effective June 30, 2010, the holders of our outstanding shares of series A convertible preferred stock and of the outstanding warrants to purchase shares of common stock (collectively, the “Warrants”) issued pursuant to the Securities Purchase Agreement, agreed to amend the terms of the series A convertible preferred stock and Warrants in the following manner:

•
The parties agreed to add a provision to the certificate of designation for the Series A Preferred Stock whereby the minimum price that the conversion price of the series A convertible preferred stock may be reduced shall be equal to $1.00;

•	The parties agreed to add a provision to the Warrants whereby the minimum price that the exercise price of the Warrants may be reduced shall be equal to $1.00; and

•
The parties agreed to add a provision to the Securities Purchase Agreement whereby until the 36 month anniversary of the date of the Securities Purchase Agreement, we shall not issue any of our equity securities below $1.00 without the prior written consent of any holder who was issued a Warrant for an aggregate of 2% or more of the Warrants initially issued pursuant to the Securities Purchase Agreement.

Bank of America Amended and Restated Loan Agreement

On November 23, 2010, we and our wholly owned subsidiary, Gamers Factory, Inc. (“Gamers” and collectively with the Company, the “Borrower”), entered into an amended and restated loan agreement (the “Amended and Restated Loan Agreement”) with Bank. The Amended and Restated Loan Agreement provides for a revolving line of credit to the Borrower equal to the lesser of (i) $5,000,000 or (ii) the sum of (a) 80% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) and (b) the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement).

The Borrower has the right to prepay loans under the Amended and Restated Loan Agreement in whole or in part at any time. All amounts borrowed under the Loan Agreement must be repaid on or before May 27, 2011. Loans under the Amended and Restated Loan Agreement bear interest at a rate equal to the British Bankers Association London interbank offered rate plus 2.50% per annum. In connection with the Amended and Restated Loan Agreement, as security for any obligation of the Borrower to Bank under the Amended and Restated Loan Agreement, the Borrower and Bank entered into an amended and restated security agreement, dated November 23, 2010 pursuant to which the Borrower granted Bank a first priority security interest in substantially all of the assets of Borrower.

On January 28, 2011, Borrower entered into the first amendment (the “First Amendment”) to the Amended and Restated Loan Agreement with Bank. The First Amendment provides that the revolving line of credit to the Borrower is now equal to the lesser of (i) $5,000,000 or (ii) the sum of (a) (1) for the period lasting from December 31, 2010 through and including February 15, 2011, 85% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) and (2) thereafter, 80% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) and (b) (1) for the period lasting from December 31, 2010 through and including February 15, 2011, the lesser of $2,000,000 or 25% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement) and (2) thereafter, the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement).

On March 31, 2011, the Company received a notice of waiver of the “Funded debt to EBITDA ratio” and the “Basic Fixed Charge Coverage Ratio” requirements under the line of credit facility, as such terms are defined in items, respectively, of the line of credit agreement. The waiver is effective for the debt covenant requirement at December 31, 2010. The Company further agreed to suspend usage of the line of credit in excess of $4,483,000 pending further discussions with Bank.

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

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

The following table presents net sales, cost of sales and gross profit for fiscal years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	$ Change	% Change
Net sales	$33,719,195	100.0%	$36,700,731	100.0%	$(2,981,536)	(8.1)%
Cost of sales	29,311,252	86.9%	30,684,084	83.6%	(1,372,832)	(4.5)%
Gross profit	$4,407,943	13.1%	$6,016,647	16.4%	$(1,608,704)	(26.7)%

Net Sales

Net sales during the fiscal year ended December 31, 2010 decreased   by $2,981,536, or 8.1%, to $33,719,195  from $36,700,731 during the fiscal year ended December 31, 2009. The primary factors in the net decrease for comparable years was a reduction in revenue of $9.0 million from our largest customer which included (a) a reduction of approximately $3.5 million in bulk shipments compared to the prior year and (b) a major extraordinary retailer liquidation transaction consisting of approximately $5.5 million in sales which occurred in the first half of 2009.  The Company experienced a growth in the retail ready program by an increase of approximately $7.2 million from sales to major retailers for the year ended December 31,  2010 as compared to the year ended Dcember 31, 2009.

Excluding the major extraordinary liquidation transaction, revenues would have shown an increase of approximately $2.5 million, or 8%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Cost of Sales

Cost of sales consists of product costs, cost of commissions and product financing costs, cost of freight-in, and distribution center labor and overhead costs. Cost of sales during the fiscal year ended December 31, 2010  decreased  by $1,372,832 , or 4.5%, to $29,311,252  from $30,684,084  during the fiscal year ended December 31, 2009. The decrease in cost of sales was due to decrease sales volume. In addition, the Company entered into numerous product financing arrangements under ASC 470-40 which the corresponding costs have been included in Statement of Operations as cost of sales of product financing costs of $791,000 and $250,000 for the years ended December 31, 2010 and 2009, respectively.

Gross Profit

Gross profit is defined as net sales less cost of sales.

Gross profit during the fiscal year ended December 31, 2010 decreased by $1,608,704, or 26.7%, to $4,407,943  from $6,016,647 during the fiscal year ended December 31, 2009, and gross profit as a percentage of net sales decreased to 13.1% in fiscal 2010 from 16.4 % in fiscal 2009. The decrease in gross profit margin is attributable  to a higher concentration of sales of lower margin bulk “as-is” product in both years. Gross profit margin was further impacted by a higher cost of sales due to broker fees and other costs associated with obtaining special credit terms with certain vendors and product financing arrangements. Exclusive of the product financing costs for fiscal 2010 and 2009, the gross margins were 15.4% and 17.1% respectively.

Operating Expenses

Operating expenses for fiscal years ended December 31, 2010 and 2009 were as follows:

	December 31, 2010	% of Net Sales	December 31, 2009	% of Net Sales	$ Change	% Change
Operating Expenses	$8,693,144	25.8%	$3,620,804	9.9%	$5,072,340	140.1%

Operating expenses, which consist of sales and marketing expenses, general and administrative costs, financing and merger transaction costs, stock based compensation and depreciation. The operating expenses for the year ended December 31, 2010 increased by $5,072,340, or 140%, to $8,693,144 from $3,620,804 during the fiscal year ended December 31, 2009. The major component of these increased expenses between the corresponding periods was an increase in selling, general and administrative costs of $1,134,912 and an increase in financing and merger transaction costs of $809,853 as well as non-cash employee stock based compensation of $1,535,199 and non-employee stock based compensation of $1,579,689 for the year ended December 31, 2010, respectively.

	December 31, 2010	% of Net Sales	December 31, 2009	% of Net Sales	$ Change	% Change
Selling, general and administrative	$4,348,048	12.9%	$3,213,136	8.8%	$1,134,912	35.3%

Selling, general and administrative expenses consist primarily of salaries and benefits for our executive and administrative personnel, travel expenses, facilities costs and professional services, such as legal and accounting, outbound freight, and bad debt expense. Overall expense increased during the fiscal year ended December 31, 2010  by $1,134,912, or 35.3%, to $4,348,048  mainly due to increased variable costs associated with outbound freight, increased salaries and related costs, and public entity professional and investor relation fees.

	December 31, 2010	% of Net Sales	December 31, 2009	% of Net Sales	$ Change	% Change
Financing & Merger transaction costs	$1,144,731	3.4%	$334,878	0.9%	$809,853	241.8%

Financing & Merger transaction costs increased significantly during the fiscal year ended December 31, 2010 as the Company merged into a public entity and correspondingly raised gross proceeds of $5.6 million through the February 2010 private placement. In addition, the Company incurred additional costs in the second half of the year ended December 31, 2010 related to a non-consummated public offering of the Company’s equity securities and the registration obligation under the February 2010 private placement. The costs during the fiscal year ended December 31, 2009 relate to legal costs incurred in the Company's financing efforts to consolidated then outstanding debt and raise additional working capital.

Stock Based Compensation.

During the year ended December 31, 2010, the employee stock based compensation expense was $1,535,199 from issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method and the option shall become exercisable during the term of recipient’s employment in three equal annual installments. There were no stock option issuances in the prior year period.

Non-Employee Stock Based Compensation.

During the year ended December 31, 2010, $1,579,689 non-cash charges were due to the issuance of stock warrants in exchange for professional services associated with February 2010 merger transaction and Series A Preferred private placement. The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements. There was no expense for warrant issuances in the prior year period.

Other Income (Expense)

Other income (expense) for fiscal years ended December 31, 2010 and 2009 were as follows:

	December 31, 2010	% of Net Sales	December 31, 2009	% of Net Sales	$ Change	% Change
Interest expense	$(123,632)	(0.4%)	$(669,746)	(1.8%)	$(546,112)	-81.5%

Interest expense in fiscal 2010 decreased by $546,112, or 81.5%, to $123,632  from $669,746  in fiscal primarily due to the repayment of certain debt in conjunction with the Series A Preferred equity raise and the decrease in the interest rate on our revolving line of credit.

Product Financing Liquidated Damages.

In accordance with the agreement (the “DK Trading Sales Agreement”), dated July 22, 2010, between Gamers  and  DK Trading Partners LLC ( “DK Trading”), to the extent we are delinquent in paying DK Trading any such amounts to which it is entitled under the DK Trading Sales Agreement, we are obligated to pay liquidated damages to DK Trading, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to DK Trading when due. The balance due to DK Trading at December 31, 2010 amounted to $1,789,562 including $306,000 expensed as liquidated damages for delinquent payments. Further description of DK Trading Sales Agreement detailed in "Liquidity and Capital Resources" section and "Related Parties" in section 13.

Registration Rights Liquidated Damages.

The registration rights agreement we entered into in connection with the February 2010 private placement requires the payment of liquidated damages to the investors of approximately 2% per month of the aggregate proceeds of $5,675,000 or the value of the unregistered shares at the time that the liquidated damages are assessed, until the registration statement is declared effective, payable at the option of the Company. On October 22, 2010, the holders of our Series A Preferred Stock and Series A Warranted issued in our February 2010 private placement agreed to waive any liquidated damages payable as a result of the failure to have a registration statement declared effective by October 23, 2010 until November 23, 2010.  In accordance with ASC topic 815-40 "Derivatives and Hedging - Contracts in Entity's Own Equity" formerly Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company has accrued an estimate of $380,000 as of December 31, 2010, to account for these liquidated damages from November 23, 2010 through the Rule 144 restriction period of March 8, 2011.

Provision for Income Taxes

We are not been required to pay income taxes due to current year losses and net operating loss carryforwards from prior years.

Net Income

Net Income for fiscal years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	2009 to 2010 % Change
Net (loss) Income	$(5,048,341)	$1,740,498	(390.1)%

Net income during the fiscal year ended December 31, 2010 decreased  by $6,788,839 , or 390.1%, to $(5,048,341)  from $1,740,498  during the fiscal year ended December 31, 2009. The increase in Finance & Merger transaction costs as well as the charges resulting from the warrants and stock options issuances related to the February 2010 merger transaction and Series A Preferred private placement are the primary reasons for such change between the corresponding periods. Furthermore, the liquidated damages attributable to the Registration Rights requirement and Product Financing increased the losses for the current year.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities and the issuance of various debt instruments and asset based lending.

Working Capital

Our working capital increased by $1,048,956  during the twelve  months ended December 31, 2010 from a working capital surplus of $597,887 at December 31, 2009 to a working capital surplus of $1,646,843 at December 31 , 2010.

The major changes in the working capital for the year ended December  31, 2010 are as follows:

Changes in Current Assets

•	Accounts receivable increased in the amount of $412,176

•	Inventory increased $6,780,721 for purchases of inventory

Change in Current Liabilities

•	Accounts payable and Accrued expenses increased in the amount of $868,239 and $556,909, respectively, and a decrease in Accounts Payable - related party of $285,967

•	An increase in net Product Financing - related party advances of $1,789,562 including $306,000 of accrued liquidated damages

•	An increase in net proceeds from the Bank of America working line of credit of $4,088,285

•	A decrease in repayment of current notes payable of $2,750,000 and related party notes of $367,169

•	An increase in Accrued Registration Rights liability of $380,000

Of the total current assets of $13,374,054 as of December 31, 2010, cash represented $827,526. Of the total current assets of $5,922,208 as of December 31, 2009, cash represented $641,088.

February 2010 Private Placement

We completed the closing of a private placement of $3,900,000 of units (collectively, the “Units”) pursuant to the terms of the Securities Purchase Agreement. Each Unit consists of one share of our series A convertible preferred stock and a warrant to purchase one share of our common stock. Each share of series A convertible preferred stock has a stated value equal to $4.00 per share and is initially convertible at any time into shares of our common stock at a conversion price equal to $4.00 per share or an aggregate of 975,000 shares of common stock, subject to adjustment under certain circumstances. Each warrant entitles the holder to purchase one share of common stock (equivalent to 100% warrant coverage in respect of the shares underlying the series A convertible preferred stock) at an exercise price of $5.00 per share through February 25, 2015.

On April 20, 2010, certain holders of unit purchase options exercised unit purchase options to purchase 412,500 Units resulting in aggregate gross proceeds to us of $1,650,000. Each Unit consisted of one share of our series A convertible preferred stock and a warrant to purchase one share of our common stock at an exercise price of $5.00 per share through April 20, 2015.

On April 26, 2010, certain holders of unit purchase options exercised unit purchase options to purchase 31,250 Units resulting in aggregate gross proceeds to us of $125,000. Each Unit consisted of one share of our series A convertible preferred stock and a warrant to purchase one share of our common stock at an exercise price of $5.00 per share through April 26, 2015.

Working Capital Line of Credit

On May 4, 2010, Gamers, our wholly owned subsidiary, entered into a Loan Agreement (the “Loan Agreement”) with the Bank. The Loan Agreement provides for a revolving line of credit to the Borrower equal to the lesser of (i) $5,000,000 (the “Credit Limit”) or the sum of (a) 75% of the balance due on Acceptable Receivables (as defined in the Loan Agreement) and (b) the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Loan Agreement). Gamers has the right to prepay loans under the Loan Agreement in whole or in part at any time. All amounts borrowed under the Loan Agreement must be repaid on or before May 27, 2011.

Initial borrowings under the Loan Agreement were subject to, among other things, the substantially concurrent repayment by Gamers of all amounts due and owing under the Gamer’s existing second amended and restated loan agreement and $1,800,000 second amended and restated promissory note, each dated December 29, 2009, respectively, with The Columbia Bank and the satisfaction and termination of such borrowing (collectively, the “Columbia Bank Loan”). All amounts owed under the Columbia Bank Loan were satisfied and terminated by Gamers on May 6, 2010.

As of December 31, 2010, the balance on the revolver was $4,088,285.

On November 23, 2010, the Borrower entered into an Amended and Restated Loan Agreement with the Bank. The Amended and Restated Loan Agreement provides for a revolving line of credit to the Borrower equal to the lesser of (i) $5,000,000 or (ii) the sum of (a) 80% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) and (b) the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement).

The Borrower has the right to prepay loans under the Amended and Restated Loan Agreement in whole or in part at any time. All amounts borrowed under the Loan Agreement must be repaid on or before May 27, 2011. Loans under the Amended and Restated Loan Agreement bear interest at a rate equal to BBA LIBOR plus 2.50% per annum. In connection with the Amended and Restated Loan Agreement, as security for any obligation of the Borrower to Bank under the Amended and Restated Loan Agreement, the Borrower and Bank entered into an amended and restated security agreement, dated November 23, 2010 pursuant to which the Borrower granted Bank a first priority security interest in substantially all of the assets of Borrower.

On January 28, 2011, Borrower entered into the First Amendment to the Amended and Restated Loan Agreement with Bank. The First Amendment provides that the revolving line of credit to the Borrower is now equal to the lesser of (i) $5,000,000 or (ii) the sum of (a) (1) for the period lasting from December 31, 2010 through and including February 15, 2011, 85% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) and (2) thereafter, 80% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) (b) (1) for the period lasting from December 31, 2010 through and including February 15, 2011, the lesser of $2,000,000 or 25% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement) and (2) thereafter, the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement).

On March 31, 2011, the Company received a notice of waiver of the “Funded debt to EBITDA ratio” and the “Basic Fixed Charge Coverage Ratio” requirements under the line of credit facility, as such terms are defined in items, respectively, of the line of credit agreement. The waiver is effective for the debt covenant requirement at December 31, 2010. The Company further agreed to suspend usage of the line of credit in excess of $4,483,000 pending further discussions with Bank.

Product Financing - Related Party

On July 22, 2010, Gamers entered into a DK Trading Sales Agreement with DK Trading pursuant to which DK Trading engaged Gamers to procure, purchase and sell up to $3,000,000 of pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading for a period from August 13, 2010 until September 15, 2010. In consideration for the services to be performed by Gamers under the Sales Agreement, Gamers is entitled to receive 100% of the net profit, if any, from the sale of products procured by DK Trading with the assistance of Gamers in excess of $600,000. If we or Gamers consummate an equity or equity-linked financing pursuant to which we raise aggregate gross proceeds of at least $3,000,000, DK Trading shall have the right to transfer, assign and sell to Gamers (i) any outstanding receivables for the face value of such receivables or (ii) products not sold to any purchasers for the purchase price of such products plus 20%. In addition, to the extent we are delinquent in paying DK Trading any such amounts to which it is entitled under the Sales Agreement, we are obligated to pay a fee to DK Trading, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to DK Trading when due. The balance due to DK Trading at December 31, 2010 amounted to $1,789,562 including $306,000 expensed as liquidated damages for delinquent payments.

Proceeds from the issuance of common stock

During the year ended December 31, 2010, the Company did not receive any proceeds from the issuance of its common stock.

Cash flow analysis

Cash used in operations was $7,372,935 during the year ended December 31, 2010 and proceeds provided by operations was $5,538,922 during the year ended December 31, 2009. During the year ended December 31, 2010, our primary capital needs were for working capital necessary to fund inventory purchases and to manage our trade receivables and trade payables.

We utilized cash for investing activities of $390,388 and $69,456 during the year ended December 31, 2010, and 2009, respectively. This increase is primarily attributable to the acquisition of additional computer and warehouse equipment.

Cash provided from financing activities was $7,949,761 during the year ended December 31, 2010, compared to cash used in financing activities of $5,129,775 during the year ended December 31, 2009. This increase is primarily attributable to funds received from the February 2010 private placement and subsequent exercise of Unit Purchase Options in April 2010 for aggregate gross proceeds of $5,560,000, proceeds on our working capital line of credit used for inventory purchases of $4,088,285 and net proceeds on the Product financing of $1,483,562. The financing activities also included repayments of certain notes payable of $3,117,169 during the year ended December 31, 2010 and net advances of certain notes payable of $825,000, repayments for Note Payable to related party of $125,389 and repayments due to stockholders of $928,334 during the year ended December 31, 2009, respectively. Additionally, the Series A Preferred Stock dividends paid during the year ended December 31, 2010 amounted to $154,917.

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

The downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2010, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Total	Less than 1 Year	1-2 Years		3-5 Years		More than 5 Years
Current Debt Obligations	$4,088,285	$4,088,285	$		$		$

Current Operating Lease Obligations	1,721,297	221,670		228,470		726,648		544,509

Total obligations	$5,809,582	$4,309,955		$228,470		$726,648		$544,509

Critical Accounting Policies

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The full text of our audited consolidated financial statements as of December 31, 2010 and 2009, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 1, 2010, the Board of Directors of the Company approved the dismissal of Malone & Bailey P.C. (“Malone & Bailey”) as independent auditors for the Company and its subsidiaries.

Malone & Bailey’s report on the Company's financial statements for the fiscal year ended December 31, 2008 and 2007 contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Other than such statement, no report of  Malone & Bailey on the financial statements of the Company for either of the past two years and through March 1, 2010 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and through March 1, 2010: (i) there have been no disagreements with Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (ii) Malone & Bailey did not advise the Company of any of the events requiring reporting in this Current Report on Form 8-K under Item 304(a)(1) of Regulation S-K.

The Company provided to Malone & Bailey  the disclosure contained in this Form 8-K and requested Malone & Bailey to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company herein and, if not, stating the respects in which it does not agree. A copy of such letter is attached hereto as Exhibit 16.1

On March 1, 2010, the Board of Directors of the Company ratified and approved the Company's engagement of Lake & Associates, CPA’s LLC (“Lake”) as independent auditors for the Company and its subsidiaries.

During the years ended December 31, 2008 and 2007 and through March 1, 2010, neither the Company nor anyone on its behalf consulted Lake regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1) of Regulation S-K (there being none).

ITEM 9A.    CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined by as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were  not effective as of December 31, 2010 based on the material weaknesses defined below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,

•
provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2010 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2010:

•	The Company did not have sufficient oversight to ensure financing reporting, proper disclosures around related-party transactions or dissemination of the Company’s policies and procedures.

•
The Company did not maintain effective controls over the period-end financial reporting process, including controls and supporting documentation with respect to journal entries, account reconciliations and proper segregation of duties.

•
The Company did not implement proper segregation of duties. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for preparation.

•	The Company’s stock option vesting determination was inaccurately established in February 2010 and warrant and stock option methodology was inconsistent with guidance.

•	The Company did not maintain effective controls within the inventory function, including purchasing, receiving, returns, physical inventory and obsolescence analysis.

•
The Company did not develop and maintain effective general computer controls, including use of a financial application and inventory management system that lack sufficient internal controls, ensuring proper security access within the financial and inventory management applications, ensuring proper change management procedures were followed, and ensuring adequate information technology procedures were followed in accordance with generally accepted best practices.

•
The Company failed to maintain effective controls within the revenue function, including monitoring major sales contracts to ensure revenue recognition criteria were identified and properly monitored to ensure revenue was recognized, inventory was relieved, and accounts receivable and cost of goods sold were recorded in the correct period.

MANAGEMENT’S REMEDIATION PLAN

Based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•
Prior to filing this Annual Report on Form 10-K, we designed and are implementing robust corporate governance including: (1) direct oversight of our internal controls by the Audit Committee of our Board of Directors; (2) detailed review of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by the Audit Committee of our Board of Directors prior to filing with the SEC beginning with this Annual Report on Form 10-K; (3) adoption and communication of our Code of Business Conduct and Ethics; (4) adoption and communication of our Policy on Insider Trading; (5) revision of policies within our employee handbook to ensure that appropriate disciplinary actions may be taken in the event an employee fails to properly perform their responsible internal controls or intentionally overrides any internal control and completion of employee training on the policy revisions; (6) adoption of charters for our Audit, Compensation, Governance and Nominating Committees of our Board of Directors; (7) adoption of our Whistleblower Policy, which includes our anonymous reporting system; and (8) adoption of our policy on reporting and investigating complaints regarding accounting, internal accounting controls or auditing matters and concerns regarding questionable accounting or auditing matters.

•
In September 2010, we hired a Chief Financial Officer with considerable  public company reporting experience who is evaluating the depth and breadth of knowledge of US GAAP and external reporting requirements among the current members of the accounting staff.  We are committed to establishing procedures and utilizing experienced individuals with professional supervision to properly segregate duties, prepare and approve the consolidated financial statements and footnote disclosures in accordance with US GAAP.

•
Prior to filing this Annual Report on Form 10-K, we improved our financial reporting and inventory and revenue procedures in financial reporting and in inventory and in revenue cycles and continue to implement fundamental controls aligned with our business strategy. There is a specific focus on customer contracts, revenue recognition and enhancing 3rd party shipper reporting requirements.

•
Prior to filing this Annual Report on Form 10-K, we enhanced our stock option and warrant valuation procedures to incorporate a comparative analysis of firms similar to ours that have significant stock trading history.

•
The Board of Directors is more actively involved in providing additional oversight of the Company’s internal controls, formal review of our financial statements,  and more detailed review of the draft periodic reports we anticipate filing with the SEC.

•
We have initiated efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures. We will implement a reporting and certification process for management involved in the performance of internal controls and preparation of the Company’s financial statements.

~~•~~
We will design and implement a formalized financial reporting process that includes balance sheet reconciliations, properly prepared, supported and reviewed journal entries, properly segregated duties, and properly completed and approved close checklist and calendar.

•
We will initiate a formal feasibility assessment for implementing a compliant ERP system to replace our current financial software application and inventory management system during our current fiscal year.  As part of this assessment, we will thoroughly review the roles and responsibilities of our staff involved in the performance of our financial close process and other internal controls to ensure duties are properly segregated, access rights within our new financial software application comply with designated roles and responsibilities and support the proper segregation of duties.

•	The Company may retain third party specialists to assist us in the design, implementation and testing of our internal controls as necessary.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The names, ages and positions of our directors and executive officers as of April 15, 2011, are as follows:

Name	Age	Position
Todd Hays	44	President, Chief Executive Officer and Director
Rodney Hillman	44	Chief Operating Officer and Director
Richard Leimbach	42	Chief Financial Officer
Thomas Hays	49	Vice President - National Sales
Jack Koegel	59	Director
Michael DuGally	42	Director
Eric Salzman	44	Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Todd Hays has been our President and Chief Executive Officer and a member of our Board of Directors since February 2010. Mr. Hays founded Gamers Factory, Inc., our wholly-owned subsidiary, in 2003 as a solution to the growing need for wholesale distribution capabilities in the pre-owned video game industry. Prior to starting Gamers, Mr. Hays was founder, President and Chief Executive Officer of InterAct Accessories, Inc. Founded in 1991 and later sold to Recoton Corporation, InterAct was a developer, manufacturer and distributor of peripherals for video game consoles and computers. Under Mr. Hays’ leadership, the company developed GameShark ® , one of the most recognizable brands in the industry. Mr. Hays received a B.A. degree in Marketing from Pennsylvania State University. Mr. Hays was originally selected to serve as a director due to his deep familiarity with our business, his extensive entrepreneurial background and many years of senior management experience in the gaming sector.

Rodney Hillman has been our Chief Operating Officer and a member of our Board of Directors since February 2010. Mr. Hillman has been the Chief Operating Officer and General Manager of Gamers Factory, Inc., our wholly-owned subsidiary, from 2003 through the present, and prior to that was Vice President of Product Development for InterAct Accessories, Inc. from 1998 through 2003. Mr. Hillman has 12 years prior experience in various management positions, primarily in finance and strategy, with Constellation Energy Group, a multinational energy services firm. Mr. Hillman received a B.S. degree in Electrical and Computer Engineering from The Johns Hopkins University, an M.S. degree in Finance from Loyola College in Baltimore, Maryland, and an M.B.A. degree from the University of Baltimore. Mr. Hillman was selected to serve as a director due to his deep familiarity with our business and his substantial financial and accounting experience.

Richard Leimbach has been our Chief Financial Officer since September 2010. Mr. Leimbach previously served for more than six years in the finance division at Telkonet, Inc., a publicly-traded clean technology and smart-grid networking company, initially as Vice President of Finance and since 2007 as Chief Financial Officer. Prior to Telkonet, he was the Controller of UltraBridge, an applications solution provider, where he was tasked with building up its financial processes from the startup phase. Before UltraBridge, Rick held the position of Corporate Accounting Manager at Snyder Communications, Inc., a global marketing company, where he was involved in consolidating the company’s extensive operations and working on the company’s filings with the SEC. Mr. Leimbach has also held various positions at public accounting firms, including The Reznick Group and Wolpoff & Co., and he holds a degree in accounting from Towson University in Maryland.

Thomas Hays has been our Vice President—National Sales since February 2010. Since 2003, Mr. Hays has managed Gamers’ relationships with its retail corporate customers and suppliers from which it procures its inventory and distributes its refurbished products. From 1996 to 2002, Mr. Hays formed and managed Proactive Marketing, a manufacturers’ representative agency which sold PC and videogame software and accessories to leading specialty and mass retailers, as well as various distributors in Latin America. Mr. Hays developed his sales background during 13 years working in various sales territories and as a district manager for a division of Alcan Aluminum Corporation. Mr. Hays received a B.A. degree in Business from Towson University, and an M.B.A. degree from the University of Baltimore.

Jack Koegel has been our lead independent director since March 2010. Since November 2004, Mr. Koegel has worked as a consultant for various private investment funds and their retail and consumer related portfolio companies working on business improvements, management oversight and due diligence and has been providing strategic advice on merger and acquisition transactions. Mr. Koegel has had a distinguished career in retailing over the past 35 years, with a strong background in merchandizing and general management. During his career, Mr. Koegel has held senior positions at May Co., Target Corp., ShopKo, Zayre Stores and he was President and Chief Executive Officer of SuperValu’s Twin Valu Stores, and was President and Chief Operating Officer at Wholesale Depot. Mr. Koegel received a B.A. from the University of Minnesota in 1974 and completed advanced management training at Harvard University and Babson University. Mr. Koegel is also currently a Director of Lifetime Brands, Inc. (Nasdaq: LCUT). Mr. Koegel was selected to serve as a director due to his deep familiarity with our business, his extensive entrepreneurial background, his years of experience in the retail sector and as a board member to a public corporation.

Michael DuGally has been a director since December 2010.   Mr. DuGally has been co-founder and CEO of NorAm International Partners, Inc., a media refurbishment company since January 2006.  From 1997 until October 2007, Mr. DuGally was president and executive vice president at Affordable Interior Systems, a manufacturer of commercial office furniture, his last position serving as its president since January 2005.  Mr. DuGally received his B.A. in political science and English from Whitman College in 1990 and his M.B.A. in finance from Michigan State University in 1996. Mr. DuGally was originally selected to serve as a director due to his deep familiarity with our business, his extensive entrepreneurial background and many years of management experience in the refurbished video sector.

Eric Salzman has been a director since April 2010. Mr. Salzman is currently a Managing Director with Lehman Brothers Holdings Inc. where he manages a portfolio of investments including direct private equity, mezzanine and illiquid loan positions. Prior to that position, Mr. Salzman spent four years in the Global Trading Strategies Group at Lehman Brothers, his last position serving as a Managing Director and portfolio manager investing in special situations. With more than 17 years of principal investment and Mergers and Acquisition (“M&A”) experience, Mr. Salzman has developed extensive expertise in public equity, private equity and fixed income investing including growth company opportunities. Prior to Lehman Brothers, Mr. Salzman was a senior research analyst at DKR/Basso Capital Management, a multi-strategy hedge fund where he focused on technology and telecommunications. Previous to that, Mr. Salzman spent seven years in private equity as a senior investment professional in Lehman Brothers Private Equity Group, Gramercy Communications Partners and Credit Suisse Asset Management. Mr. Salzman began his career in the M&A Group of Credit Suisse First Boston, having earned a Bachelor’s Degree with high honors in English from the University of Michigan and a master’s degree from Harvard Business School. Mr. Salzman’s experience in finance and investment banking allows him to contribute broad financial and strategic planning expertise and led to the Board’s conclusion that he should serve as a director of the company.

Family Relationships

Todd Hays is Thomas Hays’ nephew. Other than the Hays’, there are no family relationships among our directors and executive officers.

Audit Committee

The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent registered public accountants, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

The Audit Committee currently consists of Eric Salzman, chairman of the Audit Committee, Jack Koegel and Michael DuGally. Our board of directors has determined that each of Mr. Salzman, Mr. Koegel and Mr. DuGally is “independent” as that term is defined under applicable SEC and NASDAQ rules. Mr. Salzman is our audit committee financial expert. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee which is available on our website at www.gtti.com .

Compensation Committee

The Compensation Committee has responsibility for assisting the board of directors in, among other things, evaluating and making recommendations regarding the compensation of the executive officers and directors of our company; assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy; producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC; periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers.

The Compensation Committee currently consists of Michael DuGally, chairman of the Compensation Committee, Eric Salzman and Jack Koegel. Our board of directors has determined that all of the members are “independent” under the current listing standards of NASDAQ. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee which is available on our web site at www.gtti.com .

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee has responsibility for assisting the board of directors in, among other things, effecting board organization, membership and function including identifying qualified board nominees; effecting the organization, membership and function of board committees including composition and recommendation of qualified candidates; establishment of and subsequent periodic evaluation of successor planning for the chief executive officer and other executive officers; development and evaluation of criteria for Board membership such as overall qualifications, term limits, age limits and independence; and oversight of compliance with the Corporate Governance Guidelines. The Corporate Governance/Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors.

The Corporate Governance/Nominating Committee currently consists of Jack Koegel, chairman of the Corporate Governance/Nominating Committee, Eric Salzman and Michael DuGally. The board of directors has determined that all of the members are “independent” under the current listing standards of NASDAQ. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. A copy of this charter is available at our web site www.gtti.com.

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.  We currently compensate non-management directors through an annual grant of stock options to purchase 25,000 shares of common stock pursuant to the 2009 Amended and Restated Stock Incentive Plan and the payment of a cash fee equal to $2,500 for each board meeting attended and $750 for each committee meeting attended.

  The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2010 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards(1)		Total
Jack Koegel	$10,500	$456,500	(2)	$467,000
Eric Salzman	$18,000	$176,430	(3)	$194,430
Michael DuGally	$--	$125,585	(4)	$125,585

(1)	Amounts reflect the compensation cost associated with stock option grants, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation method.

(2)	The following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 74%, expected option life of 5.0 years and risk-free interest rate of .37%.

(3)	The following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 74%, expected option life of 5.0 years and risk-free interest rate of .45%.

(4)	The following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 74%, expected option life of 5.0 years and risk-free interest rate of 2.03%.

In connection with his appointment as a director, Mr. Koegel received an option to purchase 25,000 shares of our common stock at an exercise price of $5.00 per share and an option to purchase 50,000 shares of our common stock at an exercise price of $9.20 per share. The options vest in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable on the date of grant, with an additional thirty-three and one-third percent (33 1/3%) becoming exercisable on each of March 9, 2011 and March 9, 2012, respectively.

In connection with his appointment as a director, Mr. Salzman received an option to purchase 30,000 shares of our common stock at an exercise price of $9.50 per share. The options vest in three (3) annual installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable on the date of grant, with an additional thirty-three and one-third percent (33 1/3%) becoming exercisable on each of April 22, 2011 and April 22, 2012, respectively.

In connection with his appointment as a director, Mr. DuGally received an option to purchase 25,000 shares of the Company’s common stock at a price of $8.20 per share, the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board on December 29, 2010.  The options vest in three (3) equal annual installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable on the date of grant, with an additional thirty-three and one-third percent (33 1/3%) becoming exercisable on each of December 29, 2011 and December 29, 2012, respectively.

2009 Stock Incentive Plan

The purpose of our Amended and Restated 2009 Stock Incentive Plan, as amended (the “2009 Plan”) is to enable us to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with stock options. Stock options granted under the 2009 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. Pursuant to the 2009 Plan, stock options to purchase an aggregate of 1,250,000 shares of common stock may be granted under the 2009 Plan.

The 2009 Plan will be administered by the Compensation Committee, or by the board of directors as a whole. The Compensation Committee or the board of directors, if applicable, has the power to determine the terms of any stock options granted under the 2009 Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the 2009 Plan are generally not transferable, and each stock option is generally exercisable during the lifetime of the optionee only by such optionee. The exercise price of all incentive stock options granted under the 2009 Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our stock, the exercise price of any incentive stock option granted must be equal to at least 110% of the fair market value on the grant date. The term of all incentive stock options under the 2009 Plan may not exceed ten years, or five years in the case of 10% owners.

Code of Business Conduct and Ethics

        We have adopted a formal Amended and Restated Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. A copy of our Amended and Restated Code of Business Conduct and Ethics will be provided free of charge upon request to: Secretary, Game Trading Technologies, Inc. 10957 McCormick Road, Hunt Valley, Maryland  21031.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer or principal financial officer during the last fiscal year and (ii) our most highly compensated executive officer, other than those listed in clause (i) above, who were serving as executive officers at the end of the last fiscal year (together, the “Named Executive Officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.
				Option		All Other
		Salary	Bonus	Awards		Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)		($)	($)

Todd Hays,	2010	$178,270		$1,107,058	(2)	$19,483	$1,304,811
Chairman of the Board of Directors of the Company, Chief Executive Officer and President	2009	$121,450		$-		$-	$121,450

Richard Leimbach Chief Financial Officer (4)	2010	$40,390		$335,003	(3)	$3,249	$378,642

Rodney Hillman	2010	$128,560		$515,565	(2)	$19,496	$663,621
Chief Operating Officer and director	2009	$74,100		$-		$-	$74,100

(1)	Amounts reflect the compensation cost associated with stock option grants, calculated in accordance with FASB ASC Topic 718 and using a Black-Scholes valuation method.

(2)	The following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 74%, expected option life of 5.0 years and risk-free interest rate of .34%.

(3)	The following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 74%, expected option life of 5.0 years and risk-free interest rate of 1.31%.

(4)	Mr. Leimbach commenced his employment on September 27, 2010.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2010.

	Option Award						Stock Award
Equity
									Equity	Inventive
									Incentive	Plan
									Plan	Awards:
								Market	Awards:	Market
								Value	Number	or Payout
			Equity					of	of	Value of
			Incentive				Number	Shares	Unearned	Unearned
			Plan				of	or	Shares,	Shares,
			Awards:				Shares	Units of	Units or	Units or
	Number of	Number of	Number of				or Units	Stock	Other	Other
	Securities	Securities	Securities				of Stock	That	Rights	Rights
	Underlying	Underlying	Underlying				That	Have	That	That
	Unexercised	Unexercised	Unexercised		Option	Option	Have	Not	Have Not	Have Not
	Options (#)	Options (#)	Unearned		Exercise	Expiration	Not	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Options		Price ($)	Date	Vested	($)	(#)	($)
Todd Hays	-	162,500	162,500	(1)	$4.50	February 25, 2015	-	-	-	-
Richard Leimbach	37,500	75,000	112,500	(2)	$5.00	February 25, 2015	-	-	-	-
Rodney Hillman	-	75,000	75,000	(3)	$4.50	February 25, 2015	-	-	-	-

(1)
On February 25, 2010, concurrently with the Exchange Agreement, we issued Todd Hays, our Chief Executive Officer and President, options to purchase 162,500 shares of our common stock with a strike price of $4.50 per share. The options shall vest in equal thirty-three and one-third percent (33 1/3%)  installments on each of the  1st , 2nd and 3rd anniversary of the date of issuance.

(2)
On September 27, 2010, in connection with his appointment as Chief Financial Officer, Richard Leimbach received an option to purchase 112,500 shares of our common stock at a price of $5.00 per share, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on September 27, 2010. The options vest in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable on the date of grant, with an additional thirty-three and one-third percent (33 1/3%) becoming exercisable on each of September 26, 2011 and September 26, 2012, respectively.

(3)
On February 25, 2010, concurrently with the Exchange Agreement, we issued Rodney Hillman, our Chief Operating Officer, options to purchase 75,000 shares of our common stock with a strike price of $4.50 per share. The options shall vest in equal thirty-three and one-third percent (33 1/3%) installments on each of the  1st , 2nd and 3rd anniversary of the date of issuance.

Employment Agreements

We entered into employment agreements with Todd Hays and Rodney Hillman effective at the closing of the Transaction and our February 2010 private placement. The employment agreements require each of the executives to devote all of their time and attention during normal business hours to our business as our Chief Executive Officer and President and our Chief Operating Officer, respectively. In addition, we entered into an employment agreement with Richard Leimbach in September 2010 as our Chief Financial Officer. The employment agreements provide that each executive will receive an annual base salary of $175,000, $125,000 and $150,000 for the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, respectively, per year, with the annual base salary increasing by no less than 5% on each anniversary date of the employment agreement. In addition, each executive is entitled to (a) receive a cash bonus in an amount determined by the Compensation Committee if we meet or exceed certain mutually agreed upon performance goals and (b) participate in our stock option plan.

The employment agreements provide for termination of an executive’s employment without any further obligation on our part upon the death or disability of the executive or for cause. In the event that an executive’s employment is terminated without cause or for good reason, we are obligated to pay such executive his base salary for the remainder of the term in accordance with our normal payroll practices. Termination for cause means termination as a result of (w) willful and material malfeasance, dishonesty or habitual drug or alcohol abuse by the executive related to or affecting the performance of his duties, (x) continuing and intentional breach, non-performance or non-observance of any of the terms or provisions of the employment agreement, but only after the failure of the executive to cure the breach within thirty days of receipt of notice from us, (y) conduct which the board determines could reasonably be expected to have a material adverse effect on us, but only after the failure of the executive to cease such conduct within thirty days of receipt of notice from us, or (z) the executive’s conviction of a felony, any crime involving moral turpitude related to or affecting the performance of the executive’s duties or any act of fraud, embezzlement, theft or willful breach of fiduciary duty against us.

Good reason means (i) material diminution in the executive’s base salary or other benefits during the term of the executive’s employment, (ii) a material reduction in the executive’s power and responsibility within the Company, (iii) a change in geographic location at which the executive must regularly perform services of more than fifty miles; or (iv) after February 2012, a change in control occurs; provided that none of the foregoing shall constitute Good Reason unless the executive provides us with written notice of the occurrence or existence of such events and we fail to cure such occurrence within thirty days of receipt of such notice. Change in Control means (i) any person, other than us, our existing stockholders or any of our or their affiliates, purchases “beneficial ownership” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of 50% or more of the combined voting power of voting securities then ordinarily having the right to vote for our directors; (ii) a sale of all or substantially all of our assets; or (iii) we merge or consolidate with another corporation and our stockholders immediately prior to such transaction do not own, immediately after such transaction, stock of the purchasing or surviving corporation possessing more than 50% of the voting power (for the election of directors) of the outstanding stock of the purchasing or surviving corporation.

In the event Mr. Hays is terminated without cause or terminates his employment with us for good reason, we are obligated to use our best efforts to remove such executive from any personal guarantees under financing arrangements on behalf of us or Gamers and/or release any pledges made by such executive of his personal property in connection with financing arrangements on behalf of us or Gamers, and, in the event such guarantees have not been removed or pledges have not been released within six (6) months after the termination date, we shall repay and extinguish the subject financing arrangement.

The employment agreements also contain covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and in the event of termination for cause or without good reason, for a period of one year thereafter, (b) prohibiting the executive from disclosing confidential information regarding us, and (c) soliciting our employees, customers and prospective customers during the term of the employment agreement and for a period of one year thereafter.

Indemnification Agreements

We entered into indemnification agreements with our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and each of our directors pursuant to which we have agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is our director, officer, employee, agent or fiduciary.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2011 and as adjusted to reflect the sale of our common stock offered by this prospectus, by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group.

Name (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)
Todd Hays (3)	2,254,167	52.66%
Rodney Hillman (10)	340,000	8.00%
Richard Leimbach (9)	37,500	*
Thomas Hays (11)	340,000	8.00%

Jack Koegel (4)	37,500	*
Michael DuGally (12)	8,333	*
Eric Salzman (5)	10,000	*
All directors and executive officers as a group (7 persons)	3,040,000	68.44%

5% Stockholders
Gregg Smith (6) 623 Fifth Avenue, 32nd Floor New York, New York 10022	436,125	9.99%

John Hays, Jr.	340,000	8.00%

Vision Opportunity Master Fund Ltd. (7) c/o Vision Capital Advisors, LLC 20 West 55 th Street, 5 th Floor New York, New York 10019	469,500	9.99%

Clinton Magnolia Masterfund, Ltd. (8) c/o Clinton Group, Inc. 9 West 57 th Street New York, New York 10019	469,500	9.99%

*	Less than 1%

(1)	The address of each person is c/o Game Trading Technologies, Inc., 10957 McCormick Road, Hunt Valley, Maryland 21031 unless otherwise indicated herein.

(2)
The calculation in this column is based upon 4,226,256 shares of common stock outstanding on March 25, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)
Includes (i) 2,200,000 shares of common stock and (ii) 54,167 shares of common stock issuable uponexercise of an option to purchase shares of common stock. On February 25, 2010, concurrently with the Exchange Agreement, we issued Todd Hays options to purchase 162,500 shares of our common stock with a strike price of $4.50 per share. The options shall vest in equal thirty-three and one-third percent (33 1/3%) installments on each of the 1st, 2nd and 3rd anniversary of the date of issuance. Does not include (i) 31,250 shares of common stock into which the shares of series A convertible preferred stock held by Mr. Hays are convertible and (ii) 31,250 shares of common stock into which the warrants held by Mr. Hays are 60 exercisable, which series A convertible preferred stock and warrants were purchased by Mr. Hays in our February 2010 private placement. Each holder of our series A convertible preferred stock and warrants purchased in our February 2010 private placement contractually agreed to restrict its ability to voluntarily convert the series A convertible preferred stock and exercise the warrants held by it, such that the number of shares of our common stock beneficially owned by such holder (and its affiliates) after such voluntarily conversion or exercise does not exceed 9.99% of our then outstanding shares of common stock.

(4)
In connection with his appointment as a director, Mr. Koegel received an option to purchase 25,000 shares of our common stock at an exercise price of $5.00 per share and an option to purchase 50,000 shares of our common stock at an exercise price of $9.20 per share. The options vest in three (3) annual installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable on the date of grant, with an additional thirty-three and one-third percent (33 1/3%) becoming exercisable on each of March 9, 2011 and March 9, 2012, respectively.

(5)
In connection with his appointment as a director, Mr. Salzman received an option to purchase 30,000 shares of our common stock at an exercise price of $9.50 per share, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on April 21, 2010. The options vest in three (3) annual installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable on the date of grant, with an additional thirty-three and one-third percent (33 1/3%) becoming exercisable on each of April 22, 2011 and April 22, 2012, respectively.

(6)
Represents the aggregate maximum number and percentage of shares that Gregg Smith (“Mr. Smith”) can own at one time (and therefore, offer for resale at any one time) as Mr. Smith has agreed to restrict his ability to exercise his warrants and receive shares of our common stock such that the number of shares of common stock held by him and his affiliates in the aggregate after such exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. Mr. Smith owns (i) 300,000 shares of common stock held by Evolution Corporate Advisors LLC, (ii) warrants to purchase an aggregate of 93,125 shares of common stock held by Gregg Smith and (iii) a warrant to purchase 45,000 shares of common stock held in the name of Equity Trust Company, d.b.a Sterling Trust, Custodian FBO, Gregg Smith. Gregg Smith has sole voting and dispositive power over the shares held by Evolution Corporate Advisors LLC. The securities held by Evolution Corporate Advisors LLC and Mr. Smith are subject to the terms of the lock-up agreement executed by Mr. Smith in connection with the Transaction.

(7)
Represents the aggregate maximum number and percentage of shares that Vision Opportunity Master Fund Ltd. (the “Fund”) can own at one time (and therefore, offer for resale at any one time) as Fund has agreed to voluntarily restrict its ability to convert its series A convertible preferred stock and/or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. Vision Capital Advisors, LLC (the “Investment Manager”) serves as investment manager to the Fund, the direct owner of the subject securities. Fund owns (i) 769,231 shares of our common stock issuable upon conversion of outstanding shares of our series A convertible preferred stock (ii) 769,231 shares of our common stock issuable upon exercise of outstanding warrants and (iii) 127,500 shares of common stock. Adam Benowitz is the Managing Member of the Investment Manager and a Director of the Fund, and holds voting and dispositive power over the shares. Adam Benowitz and the Investment Manager disclaim their beneficial ownership of all securities reported herein, except to the extent of their pecuniary interest therein, if any, and this prospectus shall not be deemed an admission that such person is the beneficial owner of the shares for purposes of Section 16 of the Securities Exchange Act of 1934, or for any other purpose.

(8)
Represents the aggregate maximum number and percentage of shares that Clinton Magnolia Masterfund, Ltd. (“Clinton”) can own at one time (and therefore, offer for resale at any one time) as Clinton has agreed to voluntarily restrict its ability to convert its series A convertible preferred stock and/or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. Clinton owns (i) 346,154 shares of our common stock issuable upon conversion of outstanding shares of our series A convertible preferred stock and (ii) 346,154 shares of our common stock issuable upon exercise of outstanding warrants. By virtue of an investment management agreement with Clinton, Clinton Group, Inc. (“CGI”) has the power to vote or direct the voting, and to dispose or direct the disposition, of all of the shares beneficially owned by Clinton. By virtue of his direct and indirect control of CGI, George Hall is deemed to have shared voting power and shared dispositive power with respect to all shares as to which CGI has voting power or dispositive power.

(9)
In connection with his appointment as chief financial officer, Mr. Leimbach received an option to purchase 112,500 shares of our common stock at an exercise price of $5.00 per share. The options vest in three (3) annual installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable on the date of grant, with an additional thirty-three and one-third percent (33 1/3%) becoming exercisable on each of September 26, 2011 and September 26, 2012, respectively.

(10)
Includes (i) 315,000 shares of common stock and (ii) 25,000 shares of common stock issuable upon exercise of an option to purchase shares of common stock. On February 25, 2010, concurrently with the Exchange Agreement, we issued Rodney Hillman options to purchase 75,000 shares of our common stock with a strike price of $4.50 per share. The options shall vest in equal thirty-three and one-third percent (33 1/3%) installments on each of the 1st, 2nd and 3rd anniversary of the date of issuance.

(11)
Includes (i) 315,000 shares of common stock and (ii) 25,000 shares of common stock issuable upon exercise of an option to purchase shares of common stock. On February 25, 2010, concurrently with the Exchange Agreement, we issued Thomas Hays options to purchase 75,000 shares of our common stock with a strike price of $4.50 per share. The options shall vest in equal thirty-three and one-third percent (33 1/3%) installments on each of the 1st, 2nd and 3rd anniversary of the date of issuance.

(12)
In connection with his appointment as a director, Michael DuGally received an option to purchase 25,000 shares of the Company’s common stock at a price of $8.20 per share, the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board on December 29, 2010. The options vest in three (3) equal annual installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable on the date of grant, with an additional thirty-three and one-third percent (33 1/3%) becoming exercisable on each of December 29, 2011 and December 29, 2012, respectively.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

       On December 6, 2007, the Company issued a note payable of $500,000 to TW Development LLC, an entity controlled by Todd Hays, our Chief Executive Officer. The note bears interest at 6.00% and matured on April 4, 2008, at which point it was extended to December 31, 2009. The note requires no monthly payments. The borrower may repay this note at any time, in whole or in part, without penalty or additional interest. During the first quarter of 2010, additional funds were advanced by the related party and the note was extended to December 31, 2010. The balance as of December 31, 2010 was $16,255.

On July 7, 2006, Todd Hays, our Chief Executive Officer and President, loaned $1,000,000 to Gamers pursuant to a promissory note bearing interest at 8.08% and maturing on July 1, 2013. The note required consecutive monthly payments of principal of $3,333.33, plus interest, with a balloon payment of $897,698, plus any other outstanding balances, due on the maturity date. The note was fully paid off and released as of December 31, 2009.

On December 29, 2009, Gamers entered into a Second Amended and Restated Loan Agreement by and among Gamers, Todd S. Hays, Whitney A. Hays and The Columbia Bank (the “Lender”) pursuant to which the Lender agreed to continue to make a loan in the principal amount of $1,800,000 to Gamers in accordance with its terms. The loan bore interest at a rate of 8.00% per annum and matured on December 29, 2014. The principal and interest payments were payable in 60 consecutive monthly installments of principal and interest commencing on February 1, 2010 with one final payment of all remaining principal and accrued interest due on December 29, 2014. The loan was secured by all of the assets of Gamers as well as the personal assets of Todd Hays, our chief executive officer. This loan was repaid on May 6, 2010 with proceeds from our new loan agreement with the Bank. The loan agreement with the Bank provides for a revolving line of credit equal to the lesser of (i) $2,500,000 or the sum of (a) 75% of the balance due on Acceptable Receivables (as defined in the loan agreement) and (b) the lesser of $1,000,000 or 20% of the value of Acceptable Inventory (as defined in the loan agreement).

Todd Hays, our Chief Executive Officer and President, purchased $100,000 in Units in our February 2010 private placement on the same terms and conditions as other investors pursuant to the terms of a securities purchase agreement, dated February 25, 2010. On April 21, 2010, Mr. Hays exercised his Unit Purchase Option to purchase an additional 6,250 Units for $25,000.

On July 22, 2010, Gamers entered into a DK Trading Sales Agreement with DK Trading pursuant to which DK Trading engaged Gamers to procure, purchase and sell up to $3,000,000 of pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading for a period from August 13, 2010 until September 15, 2010. In consideration for the services to be performed by Gamers under the Sales Agreement, Gamers is entitled to receive 100% of the net profit, if any, from the sale of products procured by DK Trading with the assistance of Gamers in excess of $600,000. If we or Gamers consummate an equity or equity-linked financing pursuant to which we raise aggregate gross proceeds of at least $3,000,000, DK Trading shall have the right to transfer, assign and sell to Gamers (i) any outstanding receivables for the face value of such receivables or (ii) products not sold to any purchasers for the purchase price of such products plus 20%. In addition, to the extent we are delinquent in paying DK Trading any such amounts to which it is entitled under the Sales Agreement, we are obligated to pay a fee to DK Trading, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to DK Trading when due. The balance due to DK Trading at December 31, 2010 amounted to $1,789,562 including $306,000 of liquidated damages for delinquent payments.

On January 27, 2010, Gamers entered into a reseller agreement (the “Reseller Agreement”) with DK Trading pursuant to which DK Trading engaged Gamers to procure, purchase and sell up to $1,000,000 of pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading for a period from January 27, 2010 until April 26, 2010. In consideration for the services to be performed by Gamers under the Reseller Agreement, Gamers was entitled to receive 50% of the net profit, if any, from the sale of products procured by DK Trading with the assistance of Gamers in excess of $80,000. The Company paid DK Trading $95,000 in accordance with the Reseller Agreement. In addition, the Company agreed to reduce the exercise price of 405,000 warrants issued to DK Trading from $2.50 to $1.30. Furthermore, Mr. Hays, the Company's President and Chief Executive Officer provided a personal guaranty in favor of DK Trading through the agreement period April 26, 2010.

In 2009, DK Trading earned a customer transaction referral fee commission from the Company for 50% of the net profit earned on a one-time transaction in the amount of $285,967. The fee was paid in 2010.

In December 2010, Mr. Michael DuGally joined the Company's Board of Directors. Mr. DuGally is president of Noram International  Partners, Inc. a customer and a vendor to the Company and for the years ended December 31, 2010 and 2009 had sales of $202,007 and $845,319, respectively and purchases of $37,399 and $62,179, respectively.

Director Independence

Three of our directors, Jack Koegel, Eric Salzman and Michael DuGally, are independent directors, using the Nasdaq definition of independence.  These three directors comprise our audit committee, the compensation committee and the nominating committee.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

        The aggregate fees billed and unbilled for the fiscal years ended December 31, 2010 and December 31, 2009 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $40,000 and  $132,275.

Audit-Related Fees

        There were no aggregate fees billed for the fiscal year ended December 31, 2010 and 2009 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research.

Tax and Other Fees

        The aggregate fees billed for the fiscal year ended December 31, 2010 and December 31, 2009 for professional services rendered by our principal accountants for tax related research and advice were $3,500.

        Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

2.1
Securities Exchange Agreement, dated as of February 25, 2010, between City Language Exchange Incorporated, GTT Acquisition Corp. and Gamers Factory, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2010 and incorporated herein by reference)

3.1
Certificate of Incorporation of City Language Exchange Incorporated. (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on March 22, 2007 and incorporated herein by reference)

3.2
Certificate of Amendment of Certificate of Incorporation of City Language Exchange Incorporated (changing name to Game Trading Technologies, Inc.). (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2010 and incorporated herein by reference)

3.3
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Game Trading Technologies, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2010 and incorporated herein by reference).

3.4
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Game Trading Technologies, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2010 and incorporated herein by reference).

3.5	By-laws of Game Trading Technologies, Inc. (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2010 and incorporated herein by reference).

4.1
Form of Warrant to Purchase Common Stock issued by Game Trading Technologies, Inc. to investors in our February 2010 private placement. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2010 and incorporated herein by reference).

4.2
Form of Unit Purchase Option issued by Game Trading Technologies, Inc. to investors in our February 2010 private placement (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2010 and incorporated herein by reference).

4.3
$1,800,000 Second Amended and Restated Promissory Note from Gamers Factory, Inc. to the Order of Columbia Bank, dated December 29, 2009 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2010 and incorporated herein by reference).

10.1
Form of Securities Purchase Agreement by and among Game Trading Technologies, Inc. and the investors in our February 2010 private placement. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2010 and incorporated herein by reference).

10.2
Performance Milestone Shares Escrow Agreement, dated February 25, 2010, among Game Trading Technologies, Inc. (formerly City Language Exchange, Incorporated), Vision Capital Advisors, LLC on behalf of the Buyers identified in the Securities Purchase Agreement, Greenberg Traurig, LLP, as escrow agent and Todd Hays, Rodney Hillman, John Hays, Jr., Thomas Hays and Evolution Advisors, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2010 and incorporated herein by reference).

10.3
Form of Registration Rights Agreement by and among Game Trading Technologies, Inc. and the investors in our February 2010 private placement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2010 and incorporated herein by reference).

10.4
Employment Agreement, dated as of February 25, 2010, between Todd Hays and Game Trading Technologies, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2010 and incorporated herein by reference).

10.5
Employment Agreement, dated as of February 25, 2010, between Rodney Hillman and Game Trading Technologies, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2010 and incorporated herein by reference).

10.6
Second Amended and Restated Loan Agreement, dated December 29, 2010 by and among Gamers Factory, Inc., Todd S. Hays, Whitney A. Hays and The Columbia Bank (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2010 and incorporated herein by reference).

10.7
Agreement, dated May 24, 2009, by and between an affiliate of Gamestop, Inc. and Gamers Factory, Inc. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2010 and incorporated herein by reference). †

10.8
Form of Loan Agreement, dated as of May 5, 2010, by and among the Gamers Factory, Inc. and Bank of America, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2010 and incorporated herein by reference).

10.9
Form of Security Agreement, dated as of May 5, 2010, by and among the Gamers Factory, Inc. and Bank of America, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2010 and incorporated herein by reference).

10.10
Form of Continuing and Unconditional Guaranty, dated as of May 5, 2010, by Game Trading Technologies, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2010 and incorporated herein by reference).

10.11
Amendment to the Letter Agreement, dated April 24, 2009 by and between SOCOM LLC and Game Trading Technologies, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2010 and incorporated herein by reference).†

10.12
Employment Agreement, dated September 27, 2010 between Richard Leimbach and Game Trading Technologies, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2010 and incorporated herein by reference)

14	Amended and Restated Code of Ethics.*

16.1	Letter from Malone & Bailey, PC., dated March 2, 2010 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2010 and incorporated herein by reference)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

†
Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAME TRADING TECHNOLOGIES, INC.

Date: April 15, 2011	By:	/s/ Todd Hays
Name: Todd Hays
Title: Chief Executive Officer (Principal Executive Officer), President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Todd Hays	Chief Executive Officer, President and Director (Principal Executive Officer)	April 15, 2011
Todd Hays /s/ Richard Leimbach	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2011
Richard Leimbach /s/ Rodney Hillman	Chief Operating Officer and Director	April 15, 2011
Rodney Hillman /s/ Jack Koegel	Director	April 15, 2011
Jack Koegel /s/ Michael DuGally	Director	April 15, 2011
Michael DuGally /s/ Eric Salzman	Director	April 15, 2011
Eric Salzman

GAME TRADING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Game Trading Technologies Inc.

We have audited the accompanying consolidated balance sheets of Game Trading Technologies Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2010 and 2009. Game Trading Technologies Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Game Trading Technology Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, Illinois
April 13, 2011

1905 Wright Boulevard Schaumburg, IL 60193 Phone: 847.524.0800 Fax: 847.524.1655

Game Trading Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009 *
ASSETS

Current Assets
Cash and cash equivalents	$827,526	$641,088
Accounts receivable - Net of allowance of $100,000 as of December 31, 2010 and 2009, respectively	2,795,864	2,383,688
Inventories, net of allowance of $175,000 and $0 as of December 31, 2010 and 2009, respectively	9,678,153	2,897,432
Prepaid expenses and other	72,511	-
TOTAL CURRENT ASSETS	13,374,054	5,922,208

Property and equipment, net	414,895	109,984

Other assets	17,927	258,325

TOTAL ASSETS	$13,806,876	$6,290,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,835,668	$3,967,429
Accounts payable - related party	-	285,967
Product Financing - related party	1,789,562	-
Accrued expenses and other	617,441	60,534
Revolving line of credit	4,088,285	-
Registration Rights Liability	380,000	-
Note payable - current portion	-	513,046
Note payable - related party	16,255	408,424
Discontinued operations – liability	-	88,921
TOTAL CURRENT LIABILITES	11,727,211	5,324,321

Long Term Liabilities
Note Payable – non-current portion	-	2,236,954
Warrant redemption liability	-	281,935

TOTAL LONG TERM LIABILITES	-	2,518,889

TOTAL LIABILITIES	11,727,211	7,843,210

Redeemable preferred stock, Series A; $.0001 par value, 3,000,000 shares authorized, 2,675,000 and 0 shares issued and outstanding at December 31, 2010 and 2009, respectively, net (Face value $5,350,000 and $0, respectively)	902,759	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value, 17,000,000 shares authorized, none issued and outstanding as of December 31, 2010 and 2009, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,226,256 and 3,545,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	423	355
Additional paid-in capital	7,867,885	90,013
Accumulated deficit	(6,691,402)	(1,643,061)
TOTAL STOCKHOLDERS' EQUITY	1,176,906	(1,552,693)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,806,876	$6,290,517

* Derived from audited financial statements.

The accompanying notes are integral parts of these consolidated financial statements.

 Game Trading Technologies, Inc. and Subsidiary
Consolidated Statements of Operations

	For The Years Ended December 31,
	2010	2009

Net sales	$33,719,195	$36,700,731
Cost of sales	29,311,252	30,684,084
Gross Profit	4,407,943	6,016,647

Operating Expenses:
Selling, general and administrative	4,348,048	3,213,136
Employee stock based compensation	1,535,199	-
Non-employee stock based compensation	1,579,689	-
Merger and financing transaction costs	1,144,731	334,878
Depreciation	85,477	72,790
Total Operating Expense	8,693,144	3,620,804

Income (Loss) from Operations	(4,285,201)	2,395,843

Other Income (Expenses):
Interest expense, net	(123,633)	(669,746)
Product Financing Liquidated Damages	(306,000)	-
Registration Rights Liquidated Damages	(380,000)	-
Other	46,493	14,401
Total Other Income (Expenses)	(763,140)	(655,345)

Income (Loss) Before Provision for Income Taxes	(5,048,341)	1,740,498

Provision for income taxes	-	-

Income (Loss) from Operations	$(5,048,341)	$1,740,498

Accretion of preferred dividends and discount	220,927	-
Accretion of preferred amortization of beneficial conversion and warrant features	870,413	-
Net income (loss) attributable to common shareholders	$(6,139,681)	$1,740,498

Net income (loss) per share:
Net income (loss) per share – basic	$(1.24)	$0.49
Net income (loss) per share – diluted	$(1.24)	$0.49

Weighted Average Common Shares Outstanding - basic	4,065,856	3,545,000
Weighted Average Common Shares Outstanding - diluted	4,065,856	3,545,000

The accompanying notes are integral parts of these consolidated financial statements.

 Game Trading Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009
Cash flows from operating activities
Net income (loss) attributable to common shareholders	$(5,048,341)	$1,740,498

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & Amortization - Property and Equipment	85,477	72,790
Allowance for bad debts	-	100,000
Allowance for obsolete inventory	175,000	-
Issuance of Stock Warrants for Services	1,579,689	-
Stock Options for employee services	1,535,199	-
Product Financing liquidated damages	306,000	-
Registration rights liquidated damages	380,000	-
Other	12,317	23,452
Changes in assets and liabilities
Accounts receivable	(412,176)	(749,354)
Inventory	(6,955,721)	711,952
Accounts payable	868,237	3,597,242
Accounts payable - related party	(285,967)	-
Accrued liabilities	556,909	15,147
Deferred expenses	9,801	-
Prepaid expenses and other assets	(90,438)	142,465
Liabilities of discontinued operation	(88,921)	(115,270)

Net cash (used) provided In operating activities	(7,372,935)	5,538,922

Cash flows from investing activities
Purchases of fixed assets	(390,388)	(69,456)

Net cash (used) in investing activities	(390,388)	(69,456)

Cash flows from financing activities
Proceeds from the sale of convertible preferred stock	5,650,000	-
Proceeds from line of credit, net	4,088,285	(4,901,052)
Net borrowings (repayment) in connection with Product financing facilities	1,483,562	-
Net Advances (Repayments) on notes payable	(2,750,000)	825,000
Payment of Series A preferred dividends	(154,917)	-
Advance (repayment) of due to stockholder	-	(928,334)
Issuance (repayment) of note payable-related party	(367,169)	(125,389)

Net cash provided (used) in financing activities	7,949,761	(5,129,775)

Net increase (decrease) in cash and cash equivalents	186,438	339,691

Cash and cash equivalents at the beginning of the period	641,088	301,397

Cash and cash equivalents at the end of the period	$827,526	$641,088

Supplemental disclosure of cash flow information :

Cash paid for interest	$112,023	$555,955

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature of redeemable convertible preferred stock	$2,067,393	$-
Value of warrants issued with redeemable convertible preferred stock	$3,607,607	$-
Conversion of notes payable related party to series A preferred	$25,000	$-
Conversion of Series A preferred to common stock	$325,000	$-
Accretion of discount on redeemable preferred stock	$1,160,884	$-
Accretion of accrued dividend on redeemable preferred stock	$66,875	$-

The accompanying notes are integral parts of these consolidated financial statements.

Game Trading Technologies, Inc. and Subsidiary
Consolidated Statement of Equity

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2009	-	$-	35,945,000	$3,595	$109,922	$(114,523)	$(1,006)

Capital Contribution	-	-	-	-	47,017	-	47,017

Net Loss	-	-	-	-	-	(52,193)	(52,193)

Balance at December 31, 2009	-	$-	35,945,000	$3,595	$156,939	$(166,716)	$(6,182)

Recapitalization of City Language Exchange, Inc. related to reverse merger	-	-	(31,799,994)	(3,180)	(21,259)	(1,476,345)	(1,500,784)

Stock-based compensation expense related to employee stock options	-	-	-	-	1,535,199	-	1,535,199

Compensation expenses related to the issuance of warrants	-	-	-	-	1,579,689	-	1,579,689

Issuance of shares for the conversion of Series A Preferred Stock	-	-	81,250	8	324,992	-	325,000

Beneficial Conversion feature of redeemable preferred stock	-	-	-	-	2,067,393	-	2,067,393

Warrants issued with redeemable convertible preferred stock	-	-	-	-	3,607,607	-	3,607,607

Accretion of preferred discount - beneficial conversion feature	-	-	-	-	(423,996)	-	(423,996)

Accretion of preferred discount - warrants	-	-	-	-	(736,888)	-	(736,888)

Accretion of preferred dividend	-	-	-	-	(221,791)	-	(221,791)

Net Loss	-	-	-	-	-	(5,048,341)	(5,048,341)

Balance at December 31, 2010	-	$-	4,226,256	$423	$7,867,885	$(6,691,402)	$1,176,906

The accompanying notes are integral parts of these financial statements.

GAME TRADING TECHNOLOGIES, INC.  AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010

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

Business Combination and Corporate Restructure

On February 25, 2010, we completed a “reverse acquisition” transaction, in which we entered into a securities exchange agreement (the “Exchange Agreement”) with Gamers Factory, Inc., a Maryland corporation (“Gamers” or the “Company”) and for certain limited purposes, its stockholders.  Pursuant to the Exchange Agreement, the shareholders of Gamers transferred all of the issued and outstanding shares of common stock of Gamers to us in exchange for 3,545,000 newly issued shares of our common stock (the “Transaction”).   At the time of the Transaction, our corporate name was City Language Exchange, Inc.  Following the merger, we changed our name to Game Trading Technologies, Inc. (the “GTTI”) and our trading symbol to “GMTD.OB.”   As a result of the Transaction, Gamers became our wholly-owned subsidiary, with Gamers’ former shareholders acquiring a majority of the outstanding shares of our common stock.

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

In connection with the closing of the Exchange Agreement, we completed the closing of a private placement (referred to herein as the “February 2010 private placement”) of $3,900,000 of units (each, a “Unit” and collectively, the “Units”) pursuant to the terms of a Securities Purchase Agreement, dated as of February 25, 2010 (The "Purchase Agreement"), with each Unit consisting of one share of our series A convertible preferred stock ("Series A Preferred Stock") and a warrant to purchase one share of our common stock.  Each share of Series A Preferred Stock has a stated value equal to $2.00 per share and is initially convertible at any time into shares of our common stock at a conversion price equal to $4.00 per share or an aggregate of 975,000 shares of common stock, subject to adjustment under certain circumstances. Each warrant entitles the holder to purchase one share of common stock (equivalent to 100% warrant coverage in respect of the shares underlying the Series A Preferred Stock) at an exercise price of $5.00 per share through February 25, 2015.

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

On April 20, 2010, certain holders of Unit Purchase Options exercised Unit Purchase Options to purchase 825,000 Units resulting in aggregate gross proceeds to us of $1,650,000. Each Unit consisted of one share of Series A Preferred Stock and a warrant to purchase one share of our common stock at an exercise price of $5.00 per share through April 20, 2015.

On April 26, 2010, the holders of certain Unit Purchase Options exercised Unit Purchase Options to purchase 62,500 units resulting in aggregate gross proceeds to us of $125,000.  Each Unit consisted of one share of Series A Preferred Stock and a warrant to purchase one share of our common stock at an exercise price of $5.00 per share through April 26, 2015.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010

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

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated condensed financial statements is as follows:

Principle of Consolidation

The consolidated financial statements include the accounts of Game Trading Technologies, Inc. and its subsidiary.  Intercompany transactions and balances have been eliminated.  Equity investments in which the Company exercises significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.  Investments in which the Company is not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

Management’s Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements, and the reported amounts of revenue and expense during the reporting periods.   Actual results may differ from those estimates and assumptions.

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

 Accounts Receivable

The Company extends credit to customers without requiring collateral.  The Company uses the allowances method to provide for doubtful accounts based on management’s evaluations of the collectability of accounts receivable.  Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts.  Based on management’s evaluation of collectability, there is a $100,000 allowance for doubtful accounts as of December 31, 2010 and 2009 respectively.  During the year ended December 31, 2010 and 2009, the Company wrote off $292,100 and $248,957, respectively, as uncollectible accounts receivables. The Company determines accounts receivable to be delinquent when  past due agreed upon terms.  Accounts receivable are written off when it is determined that amounts are uncollectible.

Inventory

Inventory, consisting of goods held for resale, is stated at the lower of cost or market.  Cost is determined using the weighted-average method.  At December 31, 2010 and December 31, 2009, an allowance for obsolete inventory of $175,000 and $0, respectively was deemed necessary based on management’s estimate of the realizability of the inventory.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010

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

Revenue Recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured.  The Company had $33,719,195 and $36,700,731 in revenue for the year  ended December 31, 2010 and 2009, respectively.

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

Shipping and Handling Costs

The Company includes its outbound shipping and handling costs in selling, general and administrative expenses.  Those costs were $753,645 and $573,660 for the year ended December 31, 2010 and 2009, respectively.  Inbound shipping and handling costs are included as an allocation to inventory.  Those costs were $545,731 and $655,072 for the year ended December 31, 2010 and 2009, respectively.

Reverse Stock Split

On February 16, 2011, the Board of Directors of the Company ratified a reverse stock split of our shares of common stock of 1-for-2. There were six (6) fractional shares issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of shares of common stock. The conversion and/or exercise prices of our issued and outstanding convertible securities, including shares of our series A convertible preferred stock, stock options and warrants, have been adjusted accordingly. All information presented in the financial statements herein applies the 1-for-2 reverse stock split of our outstanding shares of common stock, all such amounts and corresponding conversion price and/or exercise price data set forth have been adjusted to give effect to the reverse stock split.

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

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010

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

Derivative Instruments and Hedging

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. See Note 9.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2010, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

Discontinued Operations

Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classifies a business that has been disposed as a discontinued operation if the cash flow of the business has been eliminated from the ongoing operations and will no longer have any significant continuing involvement in the Company.  The results of operations of discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented as one line in the consolidated statements of operations.   ASC 360-10-05, formerly SFAS No. 144 requires the classification of amounts presented for prior years as discontinued operations.  The amounts presented in the statements of operations for the year ended December 31, 2010 and 2009 were classified to comply with ASC 360-10-05.

During the year ended December 31, 2006, the Company decided to discontinue operations of Planet Replay, LLC, a retail affiliate of the Company, and sell or liquidate the assets of the discontinued operations.  The decision to discontinue the operations of Planet Replay, LLC was based upon the historical and continuing losses of Planet Replay, LLC.  All assets were disposed during 2007 and liabilities of $0 and $88,921 existed at December 31, 2010 and December 31, 2009. The assets and liabilities of the discontinued operation are presented separately under captions “Assets of discontinued operation” and “Liabilities of discontinued operation,” respectively, in the accompanying consolidated balance.  In conjunction with the discontinued operations, the Company has certain operating lease obligations for abandoned retail locations. These obligations were terminated with the landlord in exchange for a termination fee of $35,524 in July 2010.

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

Registration Payment Arrangements

The Company accounts for registration payment arrangements under ASC  topic 815-40 "Derivatives and Hedging - Contracts in Entity's Own Equity" formerly Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”. ASC topic 815-40 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. As of December 31, 2010, the Company accrued an estimated penalty of $380,000 which represents the anticipated penalty due from November 23, 2010 through the Rule 144 restriction period of March 8, 2011..

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss from operations of $5,048,341 for the year ended December 31, 2010 and a net income from operations of $1,740,498 for the year ended December 31, 2009.  As of December 31, 2010, the Company’s current assets exceed its current liabilities by $1,646,843, with cash and cash equivalents representing $827,526.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative literature regarding Amendments to FASB Interpretation No. 46(R), which changes various aspects of accounting for and disclosures of interests in variable interest entities, and Accounting for Transfers of Financial Assets, which was issued in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.

In September 2009, the FASB modified the accounting for Multiple-Deliverable Revenue Arrangements and Certain Revenue Arrangements that Include Software Elements. These modifications alter the methods previously required for allocating consideration received in multiple-element arrangements to require revenue allocation based on a relative selling price method, including arrangements containing software components and non-software components that function together to deliver the product's essential functionality.

In January 2010, the FASB issued authoritative guidance regarding Improving Disclosures about Fair Value Measurements, which requires new and amended disclosure requirements for classes of assets and liabilities, inputs and valuation techniques and transfers between levels of fair value measurements and Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies the accounting for distributions to shareholders that offer them the ability to elect to receive their entire distribution in cash or shares of equivalent value.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements..

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010

2.	ACCOUNTS RECEIVABLE

Components of accounts receivable as of December 31, 2010 and 2009 are as follows:

	2010	2009
Accounts receivable	$2,895,864	$2,483,688
Allowance for doubtful accounts	(100,000)	(100,000)
Total	$2,795,864	$2,383,688

3.	PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2010 and December 31, 2009 consists of the following:

	2010	2009
Machinery and equipment	$537,140	$251,347
Leasehold improvements	-	19,483
Computer equipment and software	249,648	142,223
	$786,788	$413,053
Less accumulated depreciation	371,893	303,069
Property and Equipment, net	$414,895	$109,984

Depreciation expense included as a charge to income was $85,477 and $72,790 for the year ended December 31, 2010 and 2009, respectively.

4.	ACCOUNTS PAYABLE, ACCOUNTS PAYABLE - RELATED PARTY AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Accounts payable	$4,835,668	$3,967,429
Accounts Payable - related party (a)	-	285,967
Accrued expenses and liabilities	424,500	60,534
Accrued payroll and payroll taxes	192,941	-
Total	$5,453,109	$4,313,930

(a) In 2009, the Company entered into certain agreements with DK Trading Partners, LLC (“DK Trading”), a related party, pursuant to which DK Trading earned a referral fee commission from the Company for 50% of the net profit earned on a one-time transaction in the amount of $285,967. The fee was payable as of December 31, 2009 and paid in 2010. See Note 13 Related Party Transactions.

5.	Working Capital Line of Credit

Bank of America Revolver

On May 4, 2010, Gamers Factory, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A.  The Loan Agreement provides for a revolving line of credit to the Borrower equal to the lesser of (i) $5,000,000 or the sum of (a) 75% of the balance due on Acceptable Receivables (as defined in the Loan Agreement) and (b) the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Loan Agreement).  The Borrower has the right to prepay loans under the Loan Agreement in whole or in part at any time. All amounts borrowed under the Loan Agreement must be repaid on or before May 27, 2011.  Loans under the Loan Agreement bear interest at a rate equal to the British Bankers Association London interbank offered rate (“BBA LIBOR”) plus 2.50% per annum. The Company has incurred interest expense of $48,701 for the year ended December 31, 2010. The BBA LIBOR rate was .26% as of December 31, 2010.

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

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010

As of December 31, 2010, the balance on the revolver was $4,088,285, with additional availability of $911,715.

On November 23, 2010, the Borrower entered into an Amended and Restated Loan Agreement with the Bank. The Amended and Restated Loan Agreement provides for a revolving line of credit to the Borrower equal to the lesser of (i) $5,000,000 or (ii) the sum of (a) 80% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) and (b) the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement).

The Borrower has the right to prepay loans under the Amended and Restated Loan Agreement in whole or in part at any time. All amounts borrowed under the Loan Agreement must be repaid on or before May 27, 2011. Loans under the Amended and Restated Loan Agreement bear interest at a rate equal to BBA LIBOR plus 2.50% per annum. In connection with the Amended and Restated Loan Agreement, as security for any obligation of the Borrower to Bank under the Amended and Restated Loan Agreement, the Borrower and Bank entered into an amended and restated security agreement, dated November 23, 2010 pursuant to which the Borrower granted Bank a first priority security interest in substantially all of the assets of Borrower.

On January 28, 2011, Borrower entered into the First Amendment to the Amended and Restated Loan Agreement with Bank. The First Amendment provides that the revolving line of credit to the Borrower is now equal to the lesser of (i) $5,000,000 or (ii) the sum of (a) (1) for the period lasting from December 31, 2010 through and including February 15, 2011, 85% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) and (2) thereafter, 80% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) (b) (1) for the period lasting from December 31, 2010 through and including February 15, 2011, the lesser of $2,000,000 or 25% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement) and (2) thereafter, the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement).

On March 31, 2011, the Company received a notice of waiver of the “Funded debt to EBITDA ratio” and the “Basic Fixed Charge Coverage Ratio” requirements under the line of credit facility, as such terms are defined in items, respectively, of the line of credit agreement.  The waiver is effective for the debt covenant requirement at December 31, 2010. The Company further agreed to suspend usage of the line of credit in excess of $4,483,000 pending further discussions with the Bank.

6.	PRODUCT FINANCING - RELATED PARTY

Obligations and Commitments under Product Financing Arrangement

In 2010 and 2009, the Company entered into numerous product financing arrangement with a related party under ASC 470-40 Product Financing Arrangements. Accordingly, the remaining inventory and the related short-term debt have been included in the Balance Sheet at December 31, 2010 and the corresponding costs have been included in Statement of Operations as Cost of Sales. The Company is obligated to pay the vendor under this product financing arrangement upon its receipt of payments from financed  products.

On July 22, 2010, Gamers entered into a Sales Agency and Purchasing/Sales Services Agreement (the “Sales Agreement”) with DK Trading Partners, LLC (“DK Trading”) pursuant to which DK Trading engaged Gamers to procure, purchase and sell up to $3,000,000 of pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading for a period from August 13, 2010 until September 15, 2010. In consideration for the services to be performed by Gamers under the Sales Agreement, Gamers is entitled to receive 100% of the net profit, if any, from the sale of products procured by DK Trading with the assistance of Gamers in excess of $600,000. If we or Gamers consummate an equity or equity-linked financing pursuant to which we raise aggregate gross proceeds of at least $3,000,000, DK Trading shall have the right to transfer, assign and sell to Gamers (i) any outstanding receivables for the face value of such receivables or (ii) products not sold to any purchasers for the purchase price of such products plus 20%. DK Trading has agreed to limit its right to cause us to purchase outstanding receivables or products from them in connection with this offering to $500,000. In addition, to the extent we are delinquent in paying DK Trading any such amounts to which it is entitled under the Sales Agreement, we are obligated to pay liquidated damages to DK Trading, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to DK Trading when due. DK Trading is controlled by its managers, who include, among others, Gregg Smith, a shareholder of the Company. The balance due to DK Trading at December 31, 2010 amounted to $1,789,562 including $306,000 as liquidated damages for delinquent payments.

On January 27, 2010, Gamers into a reseller agreement (the “Reseller Agreement”) with DK Trading pursuant to which DK Trading engaged Gamers to procure, purchase and sell up to $1,000,000 of pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading for a period from January 27, 2010 until April 26, 2010. In consideration for the services to be performed by Gamers under the Reseller Agreement, Gamers was entitled to receive 50% of the net profit, if any, from the sale of products procured by DK Trading with the assistance of Gamers in excess of $80,000. The Company paid DK Trading $95,000 in accordance with the agreement. In addition, the Company agreed to reduce the exercise price of 405,000 warrants issued to DK Trading from $2.50 to $1.30. Furthermore, Mr. Hays, the Company's President and Chief Executive Officer provided a personal guaranty in favor of DK Trading through the agreement period April 26, 2010.

On January 26, 2009, Gamers entered into a Reseller Agreement (the “Reseller Agreement”) with DK Trading pursuant to which DK Trading engaged Gamers to procure, purchase and sell up to $1,000,000 of pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading for a period from January 26, 2009 until May 26, 2009. In consideration for the services to be performed by Gamers under the Reseller Agreement, Gamers was entitled to receive 25% of the net profit, if any, from the sale of products procured by DK Trading with the assistance of Gamers in excess of $250,000. The Company paid DK Trading $250,000 in accordance with the agreement. In addition, the Company agreed to issue 405,000 warrants at an exercise price of $2.50 to DK Trading.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010

7.	NOTES PAYABLE

A summary of notes payable at December 31, 2010 and December 31, 2009 is as follows:

	2010	2009
Allegiance Capital Limited	$-	$700,000
The Columbia Bank	-	1,800,000
Vision Capital Advisors, Ltd.	-	250,000
	$-	$2,750,000
Less: Current Portion	-	513,046
Notes Payable	$-	$2,236,954

Subordinated Note Payable – Allegiance Capital Limited
Effective July 25, 2006, the Company entered into a financing agreement issuing a debenture to Allegiance Capital Limited Partnership in the amount of $1,000,000.  This debenture was retired utilizing proceeds from the February 2010 private placement.

Note Payable –  The Columbia Bank
On December 29, 2009, the Company issued a promissory note in the principal amount of $1,800,000 to The Columbia Bank. The note bears interest at 8.0% and matures on December 29, 2014.  The note required consecutive monthly payments of principal and interest of $15,056 with a balloon payment due on December 29, 2014.    The note was collateralized by substantially all assets of the Company and personal assets of the majority shareholder.  This note was retired utilizing proceeds from the May 2010 Bank of America transaction without penalty or additional interest.

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

8.	NOTES PAYABLE – RELATED PARTY

Note Payable – TW Development LLC

On December 6, 2007, the Company issued a note payable of $500,000 to TW Development LLC. The note bears interest at 6% and matured on April 4, 2008, and has been extended to December 31, 2010.  The note requires no monthly payments and at times in the current year, the Company has attained, and subsequently repaid, additional advances. The Company may repay this note at any time, in whole or in part, without penalty or additional interest. The balance as of December 31, 2010 and December 31, 2009 was $16,255 and $408,424, respectively. TW Development LLC is wholly owned by, our Chief Executive Officer, Todd Hays.

9.	REDEEMABLE PREFERRED STOCK

A summary of the Redeemable Preferred Stock December 31, 2010 and 2009 is as follows:

	2010	2009
Redeemable preferred stock, Series A issued, net of $325,000 conversion to common stock	$5,350,000	$-
Beneficial conversion feature, net of accumulated amortization of $423,996 and $0 at December 31, 2010 and 2009, respectively.	(1,643,397)	-
Value attributable to warrants attached to notes, net of accumulated amortization of $736,888 and $0 at December 31, 2010 and 2009, respectively.	(2,870,719)	-

Accumulated Dividends	66,875	-
	$902,759	$-

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2010, 3,000,000 shares of our Series A Preferred Stock were authorized, with 2,837,500 shares designated as Series A Preferred Stock, and 2,675,000 shares issued and outstanding and 162,500 converted to common stock. The rights and preferences of the Series A Preferred Stock include, among other things, the following:

•	liquidation preferences (120% of stated value);

•	dividend preferences;

The Series A Preferred Stock provides an annual dividend of 5% payable quarterly in arrears in cash or stock.  Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time, into one share of the Company’s common stock at an initial conversion price of $4.00 per share, subject to adjustments for anti-dilution provisions.

On February 25, 2010, the Company sold 1,950,000 shares of Series A Preferred Stock with attached warrants to purchase an aggregate of 975,000 shares of the Company’s common stock at $4.00 per share. The Company received $3,900,000 from the sale of the shares of the Series A Preferred Stock. Since the Series A Preferred Stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at December 31, 2010.

In accordance with ASC 470 Topic “ Debt" a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $2,444,729 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $1,455,271 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 74%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) estimated fair value of GTTI common stock of $8.50 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $3,900,000 have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, the discount will be amortized over the period from issuance to February 2015 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

On April 20, 2010 and April 26, 2010, certain holders of Unit Purchase Options exercised Unit Purchase Options to purchase 825,000 and 62,500 shares, respectively of Series A resulting in aggregate gross proceeds to us of $1,650,000 and $125,000, respectively. Since the Series A Preferred Stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at December 31, 2010.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010

In accordance with ASC 470 Topic “Debt" a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $1,162,878 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $612,122 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 74%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) estimated fair value of GTTI common stock of $9.40 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $1,775,000, have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, the discount will be amortized over the period from issuance to April 2015 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

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

The charge to additional paid in capital for amortization of discount and costs for the period ended December 31, 2010 was $1,160,884.  There was no amortization of discounts for Series A preferred stock for the period ended December 31, 2009.

For the period ended December 31, 2010 we have paid dividends in the amount of $154,917 and cumulative accrued dividends of $66,875. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. There were no accrued dividends for Series A preferred stock for the period ended December 31, 2009.

Registration Rights Liquidated Damages

The Company agreed to file a “resale” registration statement with the SEC within 180 days after the final closing of the private placement and the issuance of the debentures covering all shares of common stock sold in the private placement and underlying the debentures, as well as the warrants attached to the private placement. The Company has agreed to its best efforts to have such “resale” registration statement declared effective by the SEC as soon as possible and, in any event, within 120 days after the initial closing of the private placement and the issuance of the debentures.

In addition, with respect to the shares of common stock sold in the private placement and underlying the warrants, the Company agreed to maintain the effectiveness of the “resale” registration statement from the effective date until the earlier of (i) 18 months after the date of the closing of the private placement or (ii) the date on which all securities registered under the registration statement (a) have been sold, or (b) are otherwise able to be sold pursuant to Rule 144, at which time exempt sales may be permitted for purchasers of the Units, subject to the Company’s right to suspend or defer the use of the registration statement in certain events.

The registration rights agreement requires the payment of liquidated damages to the investors of approximately 2% per month of the aggregate proceeds of $5,675,000 or the value of the unregistered shares at the time that the liquidated damages are assessed, until the registration statement is declared effective, payable at the option of the Company. On October 22, 2010, the holders of our Series A Preferred Stock and Series A Warrant issued in our February 2010 private placement agreed to waive any liquidated damages payable as a result of the failure to have a registration statement declared effective by October 23, 2010 until November 23, 2010.  In accordance with ASC topic 815-40, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company has accrued an estimate of $380,000 as of December 31, 2010, to account for these potential liquidated damages from November 23, 2010 through the Rule 144 restriction period of March 8, 2011.

10.	CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.0001 per share. As of December 31, 2010, the Company has designated 3,000,000 shares of preferred stock as Series A preferred stock, of which 2,837,500 shares of preferred stock are issued and outstanding,. There were no shares of preferred stock outstanding as of December 31, 2009. The company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of December 31, 2010 and December 31, 2009, the Company has 4,226,256 and 3,545,000, respectively, of shares of common stock issued and outstanding.

On February 25, 2010, we completed a “reverse acquisition” transaction, in which we entered into a securities exchange agreement (the “Exchange Agreement”) with Gamers Factory, Inc., a Maryland corporation (“Gamers” or the “Company”) and for certain limited purposes, its stockholders.  Pursuant to the Exchange Agreement, the shareholders of Gamers transferred all of the issued and outstanding shares of common stock of Gamers to us in exchange for 3,545,000 newly issued shares of our common stock (the “Transaction”).   As a result of the Transaction, Gamers became our wholly-owned subsidiary, with Gamers’ former shareholders acquiring a majority of the outstanding shares of our common stock.

Series A Preferred Stock

In October 2010, certain holders of Series A Preferred Stock elected to convert 162,500 shares of Series A Preferred Stock into 81,250 shares into our common stock.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010

11.	STOCK OPTIONS & WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at December 31, 2010, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$4.50	500,000	$4.50	4.31	-	$4.50
5.00	137,500	5.00	4.64	45,833	5.00
8.20	25,000	8.20	4.99	8,333	8.20
9.20	50,000	9.20	4.19	16,667	9.20
9.50	30,000	9.50	4.30	10,000	9.50
	742,500		4.39	80,833

A summary of the Company’s stock awards for options as of December 31, 2009 and changes for the year ended December 31, 2010 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding, December 31, 2009	—	$—
Granted	742,500	5.24
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, December 31, 2010	742,500	5.24
Exercisable, December 31, 2010	80,833	5.24

 The weighted-average fair value of stock options granted to employees during the nine-month period ended December 31, 2010 and 2009 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2010	December 31, 2009
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.31%	-
Expected stock price volatility	74%	-
Expected dividend payout	-	-
Expected option life (in years)	5.0	-
Expected forfeiture rate	0%	-
Fair value per share of options granted	$4.88	$-

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

We estimate the volatility of our common stock based on the calculated historical volatility of similar entities in industry, in size and in financial leverage whose share prices are publicly available. We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.  We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model.

There were no options exercised during the period ended December 31, 2010 or 2009.

Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the year ended December 31, 2010 and 2009 was $1,535,199 and $0, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of December 31, 2010 is $0.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010

Warrants

The following table summarizes the changes in the warrants outstanding at December 31, 2010, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the Series A Preferred Stock private placement.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$1.30	560,000	$1.30	3.06	560,000	$1.30
5.00	1,463,750	5.00	4.16	1,463,750	5.00

	2,023,750		3.85	2,023,750

A summary of the Company’s stock awards for warrants as of December 31, 2009 and changes for the year ended December 31, 2010 is presented below:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2008	—	$—
Granted	555,000	1.30
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, December 31, 2009	555,000	$1.30
Granted	1,618,750	5.00
Exercised	—	—
Expired/Cancelled	(150,000)	1.30
Outstanding, December 31, 2010	2,023,750	3.98
Exercisable, December 31, 2010	2,023,750	$3.98

The Company issued 1,418,750 warrants to holders of Series A Preferred Stock (The "Series A Warrant") and 200,000 compensatory warrants to non-employees during the year ended December 31, 2010.  Each Series A Warrant entitles the holder thereof to purchase one share of our common stock, has a term of five years from the date of issuance and an exercise price of $5.00.  The Series A warrants shall become exercisable on a cashless exercise basis if the underlying shares have not been fully registered within twelve months of the closing of the February 2010 private placement.  Under ASC 718 (formerly SFAS 123(R) "Share Base Payment"), the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 74%; risk-free interest rate of .41%; expected lives ranging from three years to five years.

On January 29, 2009 the Company awarded warrants to purchase an aggregate of up to 405,000 shares of the Company's stock at an exercise price of $2.50 per share to DK Trading Partners, LLC ("DK Trading"), a related party, in conjunction with a reseller agreement. The Company amended the warrants held by DK Trading investors to reduce the exercise price under such warrants from $2.50 per share to approximately $1.30 per share on January 27, 2010 as consideration for a second reseller agreement. See Note 6 Product Financing - Related Party.

Total non-employee stock-based compensation expense in connection with warrants recognized in the consolidated statement of operations for the year ended December 31, 2010 and 2009 was $1,579,689 and $0, respectively, net of tax effect.

12.	INCOME TAXES

The Company has adopted ASC 740, Subtopic 10 (formerly, FASB No. 109, Accounting for Income Taxes) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010

A reconciliation of tax expense computed at the statutory federal tax rate income (loss) from operations before income taxes to the actual income tax expense is as follows:

	2010	2009
Tax provision (benefits) computed at the statutory rate	$(1,991,300)	$695,700
Nondeductible expense	349,900	2,500
Increase in valuation allowance for deferred tax assets	1,641,400	698,200
	(1,641,400)	(698,200)
Income tax expense benefit	$--	$--

Deferred income taxes include the net tax effects of net operating loss (NOL) carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2010	2009
Allowance for doubtful accounts	$39,500	$39,400
Allowance for inventory resource	69,000	-
Fixed assets	11,100	11,100
Stock based compensation	605,600	-
Warrant	623,200	-
Liquidated damages accrual	270,600	-
Vacation accrual	24,100	-
Net operating loss carryover	119,200	70,600
Charitable contributions	2,700	2,200
Total defered tax assets	1,765,000	123,300
Valuation allowance	(1,765,000)	(123,300)
Net deferred tax assets	$--	$--

The Company has provided a valuation reserve against the full amount of the net deferred tax assets, because in the opinion of management, it is more likely than not that these tax assets will not be realized.

At December 31, 2010 the Company had net operating loss carryforwards of approximately $300,000 federal income tax purposes which will expire at various dates from 2027 through 2030.

The Company’s NOL and tax credit carryovers may be significantly limited under Section 382 of the Internal Revenue Code (IRC). NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC. During 2010 and in prior years, the Company may have experienced such ownership changes, that could have imposed such limitations.

The limitation imposed by Section 382 would place an annual limitation on the amount of NOL and tax credit carryovers that can be utilized. When the Company completes the necessary studies, the amount of NOL carryovers available may be reduced significantly. However, since the valuation allowance fully reserves for all available carryovers, the effect of the reduction would be offset by a reduction in the valuation allowance.

The company files income tax returns in the U.S. federal jurisdiction, and the State of Maryland.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1.  The Company recognized no increase in the liability for unrecognized tax benefits.  The Company has no tax position at December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.   The Company’s utilization of any net operating loss carry forward may be unlikely due to its’ significant losses.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010

13.	RELATED PARTY TRANSACTIONS

The Company has a note payable outstanding of $16,255 due to TW Development, LLC, a company wholly owned by Todd Hays, our chief executive officer.  The note bears interest at 6% and is due no later than December 31, 2010. For information regarding the note payable, see “Note Payable – Related Party” in Note 8 of the Notes to Consolidated Financial Statements contained herein.

On February 25, 2010, Mr. Hays  participated in the February 2010 private placement purchasing 50,000 shares of Series A Preferred stock (convertible into 12,500 shares of our common stock) and warrants to purchase 12,500 shares of our common stock, for an aggregate purchase price of $100,000.

In connection with the February 2010 private placement, on April 20, 2010, the Company entered into an Executive Officer Reimbursement Agreement with Todd Hays, the Company’s President and Chief Executive Officer, pursuant to which Mr. Hays agreed to convert a portion of outstanding indebtedness of the Company owed to him into Series A Preferred Stock and warrants pursuant to the Purchase Agreement.  Mr. Hays converted $25,000 of outstanding indebtedness into 12,500 shares of Series A Preferred Stock and warrants to purchase 6,250 shares of our common stock.

In 2010 and 2009, the Company entered into certain agreements with DK Trading Partners, LLC (“DK Trading”) pursuant to which DK Trading engaged the Company to procure, purchase and sell pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading. See Note 6 Product Financing Agreement. DK Trading is controlled by its managers, who include, among others, Gregg Smith, a shareholder of the Company.

In 2009, DK Trading earned a referral fee commission from the Company for 50% of the net profit earned on a one-time transaction in the amount of $285,967. The fee was paid in 2010.

In October 2010, the Company entered into a six-month professional services agreement with Evolution Corporate Advisors, LLC for consulting services in the amount of $65,000 and additional expenses of $35,000. Evolution Corporate Advisors, LLC is owned by Mr. Gregg Smith, a shareholder of the Company.

In December 2010, Mr. Michael DuGally joined the Company's Board of Directors . Mr. DuGally is president of Noram International  Partners, Inc. a customer and a vendor to the Company and for the years ended December 31, 2010 and 2009 had sales of $202,007 and $845,319, respectively and purchases of $37,399 and $62,179, respectively.

From time to time, the Company has received advances from certain of its officers and employees to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements. Future advances are subjected to approval from the Company's independent directors.

14.	LOSSES PER COMMON SHARE

The following table presents the computations of basic and dilutive loss per share:

	2010	2009
Net Income (Loss)	$(5,048,341)	$1,740,498

Net income (loss) per share:
Net income (loss) per share – basic	$(1.24)	$.49
Net income (loss) per share – diluted	$(1.24)	$.49

Weighted average common shares outstanding – basic	4,065,856	3,545,000
Weighted average common shares outstanding – diluted	4,065,856	3,545,000

For the year ended December 31, 2010, 2,485,387 potential shares were excluded from shares used to calculate diluted losses per share as their inclusion would reduce net losses per share.

15.	BUSINESS CONCENTRATION
\
Revenue from two (2) major customers accounted for $22,841,921 and from one (1) major customer accounted for $26,795,469 for the year ended December, 2010 and 2009, respectively.  These amounts represent 67% (56% and 11%, respectively) and 73% of the Company’s revenue for the year ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, these customers accounted for 11% and 83% of accounts receivable, respectively.

Purchases from three (3) major suppliers approximated $13,206,672 of purchases, and three (3) major suppliers approximated $12,355,845 of purchases, for the year ended ended December 31, 2010 and 2009, respectively. These amounts represent 41%  (19%, 11% and 11%, respectively) and 46% (17%, 15% and 14%, respectively) of the Company’s supplies for the year ended ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, these suppliers accounted for 33% and 50% of accounts payable, respectively.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010

16.	COMMITMENTS

Office Lease Obligations and Extension

The Company has entered into an operating lease agreement for its warehouse and corporate offices located in Hunt Valley, MD.   The current lease term expiration date is January 31, 2012. On October 14, 2010, the Company entered into an extension of the operating lease agreement including an additional 10,800 square feet through January 31, 2018.

Future minimum payments required under operating leases at December 31, 2010 are as follows:

Year Ending December 31:

2011	$221,670
2012	228,470
2013	234,969
2013	242,205
2014 and thereafter	793,983
$1,721,297

Rent expense plus common area maintenance and related facilities fees for the year ended December, 2010 and 2009 totaled $225,008 and $270,342, respectively.

In conjunction with the discontinued operations (see “Discontinued Operations” in Footnote 1), the Company had certain operating lease obligations for abandoned retail locations. These obligations were terminated with the landlord in exchange for a termination fee of $35,524 in July 2010.

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

17.	SUBSEQUENT EVENTS

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements and the following items are noted.

Reverse Stock Split

Beginning at the open of trading on February 15th, 2011, the Company effected a one for two (1:2) reverse stock split of the Company’s common stock, with every two (2) shares of common stock of the Company issued and outstanding being converted into one (1) share of common stock. The Board of Directors and shareholders approved the reverse stock split on October 28, 2010. As a result of the reverse stock split, the Company has approximately 4,226,256 shares of common stock issued and outstanding. The conversion and/or exercise prices of our issued and outstanding convertible securities, including shares of our series A convertible preferred stock, stock options and warrants, have been adjusted accordingly.