Form 10-Q/A
period 2010-03-31
Game Trading Technologies, Inc.
filed 2011-04-20
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)
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

Game Trading Technologies, Inc.
                                                                                                                                                                TABLE OF CONTENTS
		Page
	Explanation of Restatements	3

	PART I - FINANCIAL INFORMATION
		4
Item 1.	Unaudited Financial Statements
		24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
		27
Item 3.	Quantitative and Qualitative Analysis About Market Risk
		27
Item 4T.	Controls and Procedures

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Removed and Reserved	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		30

EXPLANATION OF OUR RESTATEMENT

Game Trading Technologies, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 2 on Form 10-QSB/A (the “Second Amendment”) to its Quarterly Report for the quarterly period ended March 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on May 17, 2010 (the “Original Report”) as amended on June 7, 2010 (the “First Amendment”) in response to certain issues set forth in our Current Report on Form 8-K filed with the SEC on March 31, 2011 (the “Form 8-K”).   As previously reported on the Form 8-K, we announced that the condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010, the three and six months ended June 30, 2010 and the three and nine months ended September 30, 2010 required restatement in order to correct errors related to the following:

•
Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the period ended March 31, 2010 incorrectly calculated an accelerated stock option vesting for certain employees which consequently impacted amortization of the Stock Compensation (Accounting Standards Codification ("ASC") 718 "Compensation - Stock Compensation") over the remaining vesting period.  Furthermore, the Company reevaluated the historical volatility methodology utilized in the calculation of the employee stock-based compensation and non-employee stock-based compensation to estimate an expected volatility of similar public companies. Lastly, the Company incorrectly recorded the stock compensation as a warrant liability for the period ended March 31, 2010 and the adjustment has been properly reclassified to Additional Paid in Capital.

•	The Company determined it had certain product financing arrangement with a related party under ASC 470-40 Product Financing Arrangements had not been properly recorded and disclosed.

•
The Company determined  a customer order of approximately $124,000 recognized as revenue in the second quarter 2010 Statement of Operations was incorrectly recorded and subsequent restated to revenue for the three months ended March 31, 2010. The Company will increase revenue and accounts receivable by approximately $124,000 and increase the corresponding cost of sales and decrease inventory by approximately $71,000 for the three months ended March 31, 2010.

•
The Company determined it had not properly calculated the costs of sales utilizing the average costs method for three months ended March 31, 2010.  Subsequently, the Statement of operations have been adjusted to reflect an appropriate allocation and the corresponding inventory adjustment has been recorded decreasing the cost of sales and increasing inventory in the amount of approximately $120,000 for the three months ended March 31, 2010.

This Second Amendment reflects the restatement of our previously issued consolidated financial statements contained in the Original Report and the First Amendment for the three months ended March 31, 2010.  These adjustments are fully discussed in Note 2 to the condensed consolidated financial statements contained in this Second Amendment.

In addition, we have reclassified our operating expense costs in the condensed consolidated statement of operations for the period ending March 31, 2010 and 2009 to reflect the selling, general and administrative costs, stock compensation expense, and depreciation expense. Furthermore, certain footnotes and financial statement disclosures have been up-dated to provide consistent financial reporting for all quarterly reports in 2010.

This Second Amendment speaks only of the original filing date of the Original Report  and the First Amendment and, except for those Items disclosed in this Explanatory Note, is unchanged from the Original Report and the First Amendment. This Second Amendment reflects material subsequent events which occurred after the filing of the Original Report and the First Amendment. You should read this Second Amendment together with our other reports that update and supersede the information contained in this Second Amendment.

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

Game Trading Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
	(As Restated) See Note 2
	(Unaudited)	(Audited)
	March 31, 2010	December 31, 2009*
ASSETS

Current Assets
Cash and cash equivalents	$300,575	$641,088
Accounts Receivable - Net of Allowance of $100,000 as of March 31, 2010	5,450,491	2,383,688
and December 31, 2009, respectively
Inventories	3,894,609	2,897,432
Prepaid Expenses	239,149	-
TOTAL CURRENT ASSETS	9,884,824	5,922,208

Property and Equipment, net of accumulated depreciation of $327,109 and $246,549 respectively	136,037	109,984

Other Assets
Deferred Financing Costs	-	258,325
Other Deferred Expenses	39,940	-
TOTAL OTHER ASSETS	39,940	258,325

TOTAL ASSETS	$10,060,801	$6,290,517

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$4,110,302	$3,967,429
Accounts payable - related party	-	285,967
Product financing - related party	1,091,742	-
Accrued expenses and other	6,494	60,534
Note Payable - Bridge City Language	-	250,000
Note Payable - S/B note payable - current portion	-	263,046
Note payable - TW development LLC - related party	725,286	408,424
Discontinued Operations-Liablilties	63,848	88,921
TOTAL CURRENT LIABILITES	5,997,672	5,324,321

Long Term Liabilities
Note Payable - Columbia Bank	1,443,344	1,800,000
Subordinated Note Payable	-	700,000
Warrant Redemption Liability	-	281,935
less: Current Maturities of long term debt	-	(263,046)

TOTAL LONG TERM LIABILITES	1,443,344	2,518,889

TOTAL LIABILITIES	7,441,016	7,843,210

Redeemable preferred stock, Series A; $.0001 par value, 1,950,000 shares authorized, 1,950,000 and 0 shares issued and outstanding at March 31, 2010 and 2009, respectively, net (Face value $3,900,000 and $0, respectively.	83,958

Stockholders' deficit

Preferred stock, $0.0001 par value, 18,050,000 shares authorized,
none issued and outstanding as of March 31, 2010 and December 31, 2010 respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 8,290,000 and 7,090,000 shares
issued and outstanding at March 31, 2010 and December 31, 2009, respectively	829	709
Additional paid-in capital	5,817,055	89,659
Accumulated deficit	(3,282,057)	(1,643,061)
Total stockholders' equity (deficit)	2,535,827	(1,552,693)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,060,801	$6,290,517

* Derived from audited financial statements The accompanying notes are integral parts of these financial statements.

Game Trading Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31
	2010	2009
	(As Restated) See Note 2
Net Sales	$11,525,287	$8,341,060
Cost of Sales	9,921,353	6,899,492
Gross Profit	1,603,934	1,441,568

Operating Expense :
Selling, general and administrative	1,334,705	620,135
Employee stock based compensation	286,032	-
Non-employee stock based compensation	1,579,689	-
Depreciation	24,064	16,270
Total Operating Expense:	3,224,490	636,405

Income (Loss) From Operations	(1,620,556)	805,163

Other Income (Expense):
Interest Expense	(64,934)	(143,873)
Other income	46,493	-
Total Other Expense	(18,441)	(143,873)

Income (Loss) From Continuing Operations Before Income Taxes	(1,638,997)	661,290

Provision for income taxes	-	-

Income (Loss) From Continuing Operations	(1,638,997)	661,290

Discontinued Operations :
Loss From Discontinued Operations	-	33,156

Net Income / (Loss)	$(1,638,997)	$628,134

Preferred Dividend Payable	18,958	-
Beneficial Conversion and Warrant	65,000	-
Net Income / (Loss) Attributable to Common Stockholders	$(1,722,955)	$628,134

Income (loss) per share from continuing operations – basic & diluted	$(0.23)	$0.08

Income (loss) per share from discontinued operations – basic & diluted	$-	$0.01

Net income (loss) per share – basic & diluted	$(0.23)	$0.09

Weighted average shares outstanding of common stock
Basic & Diluted	7,543,333	7,090,000

The accompanying notes are integral parts of these financial statements.

Game Trading Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Period Ended March 31,
	2010	2009
Cash flows from operating activities	(As Restated) See Note 2
Net Income (Loss)	$(1,638,997)	$628,134

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & Amortization - Property and Equipment	24,064	16,270
Issuance of Stock Warrants for Services	1,579,689	-
Stock Options for employee services	286,032	-
Changes in assets and liabilities
Account receivable	(3,066,803)	(1,805,570)
Inventory	(997,177)	584,302
Accounts payable	(143,094)	1,171,013
Accrued liabilities	(54,040)	(4,609)
Deferred Expenses	(17,960)	-
Prepaid expenses and deposits	(239,149)	(5,597)
Liabilities of discontinued operation	(25,073)	-

Net Cash Provided (Used) In Operating Activities	(4,292,508)	583,943

Cash flows from investing activities
Purchases of fixed assets	(49,953)	-

Net Cash Provided (Used) In Investing Activities	(49,953)	-

Cash flows from financing activities
Proceeds from the sale of convertible preferred stock	3,900,000	-
Net borrowings (repayment) in connection with Product financing facilities	1,091,742	-
Payments on subordinated note payable	(700,000)	(56,250)
Advance (Repayment) of due to stockholder	-	(35,000)
Issuance (Repayment) of note payable-TW development-related party	316,862	(156,107)
Issuance (Repayment) of note payable	(606,656)	-

Net Cash Provided (Used) In Financing Activities	4,001,948	(247,357)

Net increase (decrease) in cash	(340,513)	396,586

Cash and cash equivalents at the beginning of the period	641,088	301,397

Cash and cash equivalents at the end of the period	$300,575	$637,983

Supplemental disclosure of cash flow information :

Cash paid for interest	$64,934	$143,873

Cash paid for taxes	-	-
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

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

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

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

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

Revenue Recognition

Included in Accounting Standards Codification (“ASC”) 650 “Revenue Recognition”

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured.  The Company had $11,525,287 and $8,341,060 in revenue for the three months ended March 31, 2010 and the three months ended March 31, 2009, respectively.

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
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

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

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

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

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

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

2. Restatement of Financial Statement

We have restated our previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2010 to correct errors and reclassifications in the accounting for the following:

•
Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the period ended March 31, 2010 incorrectly calculated an accelerated stock option vesting for certain employees which consequently impacted amortization of the Stock Compensation (Accounting Standards Codification ("ASC") 718 "Compensation - Stock Compensation") over the remaining vesting period.  Furthermore, the Company reevaluated the historical volatility methodology utilized in the calculation of the employee stock-based compensation and non-employee stock-based compensation to estimate an expected volatility of similar public companies 1. Lastly, the Company incorrectly recorded the stock compensation as a warrant liability for the period ended March 31, 2010 and the adjustment has been properly reclassified to Additional Paid in Capital.

•
The Company determined it had certain product financing arrangement with a related party under ASC 470-40 Product Financing Arrangements had not been properly recorded and disclosed. In January 2010, the Company entered into a reseller agreement with DK Trading to procure, purchase and sell up to $1.0 million of pre-owned video games through April 2010. The previous filed 10Q omitted the disclosures relating to the transaction and the corresponding balance due of $1,091,742,to DK Trading at March 31, 2010 was reclassified from Accounts Payable to Product Financing -Related Party on the Condensed Consolidated Balance Sheet.

•
The Company determined  a customer order of approximately $124,000 recognized as revenue in the second quarter 2010 Statement of Operations was incorrectly recorded and subsequent restated to revenue for the three months ended March 31, 2010. The Company will increase revenue and accounts receivable by approximately $124,000 and increase the corresponding cost of sales and decrease inventory by approximately $71,000 for the three months ended March 31, 2010.

•
The Company determined it had not properly calculated the costs of sales utilizing the average costs method for three months ended March 31, 2010.  Subsequently, the Statement of operations have been adjusted to reflect an appropriate allocation and the corresponding inventory adjustment increased the cost of sales and decreased inventory in the amount of approximately $422,000 for the three months ended March 31, 2010.

•
We previously classified  the February 25, 2010, the $3.9 million sale of 1,950,000 shares of Series A Preferred Stock with attached warrants to the equity section of the Condensed Consolidated Balance Sheet. Since the Series A Preferred Stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been reclassified as temporary equity on the balance sheet at March 31, 2010. Furthermore, the Company reevaluated the historical volatility methodology utilized in the calculation of the debt proceeds in accordance with ASC 470 Topic “ Debt" to estimate an expected volatility of similar public companies1.

1 Interpretive Response to Question 5 under Staff Accounting Bulletin (SAB) 107.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010:

Game Trading Technologies, Inc.
Consolidated Balance Sheets
	As Originally Reported		As Restated
	March 31, 2010	Adjustment	March 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$300,575	$-	$300,575
Accounts Receivable, net	5,326,491	124,000	5,450,491
Inventories	4,387,311	(492,702)	3,894,609
Prepaid Expenses	239,149	-	239,149
TOTAL CURRENT ASSETS	10,253,526	(368,702)	9,884,824

Property and Equipment, net	136,037	-	136,037
Other Assets	39,940	-	39,940

TOTAL ASSETS	$10,429,503	$(368,702)	$10,060,801

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$5,202,044	$(1,091,742)	$4,110,302
Product financing - related party	-	1,091,742	1,091,742
Accrued expenses and other	6,494	-	6,494
Note payable - TW development LLC - related party	725,286	-	725,286
Discontinued Operations-Liablilties	63,848	-	63,848
TOTAL CURRENT LIABILITES	5,997,672	-	5,997,672

Long Term Liabilities
Note Payable - Columbia Bank	1,443,344	-	1,443,344
Warrant Redemption Liability	3,346,998	(3,346,998)	-

TOTAL LONG TERM LIABILITES	4,790,342	(3,346,998)	1,443,344

TOTAL LIABILITIES	10,788,014	(3,346,998)	7,441,016

Redeemable preferred stock, Series A	195	83,763	83,958

Stockholders' Equity (Deficit)
Preferred Stock	-	-	-
Common stock	829	-	829
Additional paid-in capital	3,110,369	2,706,686	5,817,055
Accumulated deficit	(3,469,904)	187,847	(3,282,057)
Total stockholders' equity	(358,706)	2,894,533	2,535,827

TOTAL LIABILITIES AND STOCKHOLDERS'	$10,429,503	$(368,702)	$10,060,801

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

Game Trading Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31
	2010		2010
	As Originally Reported	Adjustment	As Restated

Net Sales	$11,401,287	124,000	$11,525,287
Cost of Sales	9,428,651	492,702	9,921,353
Gross Profit	1,972,636	(368,702)	1,603,934

Operating Expense :
Selling, general and administrative	1,399,639	(64,934)	1,334,705
Employee stock based compensation	945,204	(659,172)	286,032
Non-employee stock based compensation	1,496,024	83,665	1,579,689
Depreciation	24,064	-	24,064
Total Operating Expense:	3,864,931	(640,441)	3,224,490

Income (Loss) From Operations	(1,892,295)	271,739	(1,620,556)

Other Income (Expense):
Interest Expense	-	(64,934)	(64,934)
Other income	46,493	-	46,493
Total Other Expense	46,493	(64,934)	(18,441)

Net Income (Loss) From Continuing Operations Before Income Taxes	(1,845,802)	206,805	(1,638,997)
Accretion of preferred dividends and discount	18,958	-	18,958
Accretion of preferred amortization of beneficial conversion and warrant features	-	65,000	65,000

Net Income / (Loss) Attributable to Common Stockholders	$(1,864,760)	$141,805	$(1,722,955)

Net income (loss) per share – basic & diluted	$(0.36)		$(0.23)

Weighted average shares outstanding of common stock
Basic & Diluted	5,145,833		7,543,333

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

Game Trading Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Period Ended March 31,
	2010		2010
Cash flows from operating activities	As Originally Reported	Adjustment	As Restated
Net Income (Loss)	$(1,845,802)	$206,805	$(1,638,997)
Accretion of Peferred Dividends	(18,958)	18,958	-
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & Amortization - Property and Equipment	24,064	-	24,064
Issuance of Stock Warrants for Services	1,496,023	83,665	1,579,689
Stock Options for employee services	929,874	(643,842)	286,032
Changes in assets and liabilities
Account receivable	(2,942,803)	(124,000)	(3,066,803)
Inventory	(1,489,879)	492,702	(997,177)
Accounts payable	948,648	(1,091,742)	(143,094)
Accrued liabilities	(54,040)	-	(54,040)
Deferred Expenses	39,940	(57,900)	(17,960)
Prepaid expenses and deposits	(239,149)	-	(239,149)
Liabilities of discontinued operation	(25,073)	-	(25,073)

Net Cash Provided (Used) In Operating Activities	(3,177,155)	(1,115,353)	(4,292,508)

Cash flows from investing activities
Purchases of fixed assets	(49,953)	-	(49,953)

Net Cash Provided (Used) In Investing Activities	(49,953)	-	(49,953)
Cash flows from financing activities
Proceeds from the sale of convertible preferred stock	3,900,000	-	3,900,000
Net borrowings (repayment) in connection with Product financing facilities	-	1,091,742	1,091,742
Deferred financing, net	(23,611)	23,611	-
Payments on subordinated note payable	(700,000)	-	(700,000)
Issuance (Repayment) of note payable-TW development-related party	316,862	-	316,862
Issuance (Repayment) of note payable	(606,656)	-	(606,656)

Net Cash Provided (Used) In Financing Activities	2,886,595	1,115,353	4,001,948

Net increase (decrease) in cash	(340,513)	-	(340,513)

Cash and cash equivalents at the beginning of the period	641,088	-	641,088

Cash and cash equivalents at the end of the period	$300,575	$-	$300,575

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

3.                 PROPERTY AND EQUIPMENT

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

4.           ACCOUNTS PAYABLE - RELATED PARTY

In 2009, the Company entered into certain agreements with DK Trading Partners, LLC (“DK Trading”), a related party, pursuant to which DK Trading earned a referral fee commission from the Company for 50% of the net profit earned on a one-time transaction in the amount of $285,967. The fee was payable as of December 31, 2009 and paid in 2010. See Note 12 Related Party Transactions.

5.	PRODUCT FINANCING - RELATED PARTY

Obligations and Commitments under Product Financing Arrangement

In 2010 and 2009, the Company entered into numerous product financing arrangement with a related party under ASC 470-40 Product Financing Arrangements. Accordingly, the remaining inventory and the related short-term debt have been included in the Balance Sheet at March 31, 2010 and the corresponding costs have been included in Statement of Operations as Cost of Sales. The Company is obligated to pay the vendor under this product financing arrangement upon its receipt of payments from financed  products.

On January 27, 2010, Gamers entered into a reseller agreement (the “2010 Reseller Agreement”) with DK Trading pursuant to which DK Trading engaged Gamers to procure, purchase and sell up to $1,000,000 of pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading for a period from January 27, 2010 until April 26, 2010. In consideration for the services to be performed by Gamers under the 2010 Reseller Agreement, Gamers was entitled to receive 50% of the net profit, if any, from the sale of products procured by DK Trading with the assistance of Gamers in excess of $80,000. The Company paid DK Trading $95,000 in accordance with the agreement. In addition, the Company agreed to reduce the exercise price of 405,000 warrants issued to DK Trading from $2.50 to $.65. Furthermore, Mr. Hays, the Company's President and Chief Executive Officer provided a personal guaranty in favor of DK Trading through the agreement period April 26, 2010. The balance due to DK Trading at March 31, 2010 amounted to $1,091,742.

On January 26, 2009, Gamers entered into a Reseller Agreement (the “2009 Reseller Agreement”) with DK Trading pursuant to which DK Trading engaged Gamers to procure, purchase and sell up to $1,000,000 of pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading for a period from January 26, 2009 until May 26, 2009. In consideration for the services to be performed by Gamers under the 2009 Reseller Agreement, Gamers was entitled to receive 25% of the net profit, if any, from the sale of products procured by DK Trading with the assistance of Gamers in excess of $250,000. The Company paid DK Trading $250,000 in accordance with the agreement. In addition, the Company agreed to issue 405,000 warrants at an exercise price of $2.50 to DK Trading.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

6.                 NOTES PAYABLE

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

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

Note Payable – TW Development LLC

On December 6, 2007 the Company issued a note payable of $500,000 to TW Development LLC, a related parted.  The note bears interest at 6% and matured on April 4, 2008, at which point it was extended to December 31, 2009.  The note requires no monthly payments.   The borrower may repay this note at any time, in whole or in part, without penalty or additional interest.  During the first quarter of 2010, additional funds were advanced by the related party and the note was extended to December 31, 2010. The balance as of March 31, 2010 was $725,286.

7.	REDEEMABLE PREFERRED STOCK

A summary of the Redeemable Preferred Stock at March 31, 2010 and December 31, 2009 is as follows:

	3/31/10	12/31/09
Redeemable preferred stock, Series A	$3,900,000	$-
Beneficial conversion feature, net of accumulated amortization of $24,255and $0 at March 31, 2010 and December 31, 2009, respectively.	(1,431,016)	-
Value attributable to warrants attached to notes, net of accumulated amortization of $40,745 and $0 at March 31, 2010 and December 31, 2009, respectively.	(2,403,984)	-
Accumulated Dividends	18,958	-
	$83,958	$-

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2010, 3,000,000 shares of our Series A Preferred Stock par value $0.0001 per share were authorized, with 1,950,000 shares designated as Series A Preferred Stock, and 1,950,000 shares issued and outstanding. The rights and preferences of the Series A Preferred Stock include, among other things, the following:

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

On February 25, 2010, the Company sold 1,950,000 shares of Series A Preferred Stock with attached warrants to purchase an aggregate of 1,950,000 shares of the Company’s common stock at $2.00 per share. The Company received $3,900,000 from the sale of the shares of the Series A Preferred Stock. Since the Series A Preferred Stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at March 31, 2010.

In accordance with ASC 470 Topic “ Debt" a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $2,444,729 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $1,455,271 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 74%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) estimated fair value of  Company's  common stock of $4.25 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $3,900,000 have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, the discount will be amortized over the period from issuance to February 2015 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

Effective June 30, 2010 and applied retroactively herein for the period ended March 31, 2010, the holders of  the outstanding shares of Series A Preferred Stock and of the outstanding warrants to purchase shares of common stock (collectively, the “Warrants”) issued pursuant to the Purchase Agreement, agreed to amend the terms of the Series A Preferred Stock and Warrants in the following manner:

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

The charge to additional paid in capital for amortization of discount and costs for the period ended March 31, 2010 was $65,000.  There was no amortization of discounts for Series A preferred stock for the period ended December 31, 2009.

For the period ended December 31, 2010 we have accrued dividends of $18,958. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock. There were no accrued dividends for Series A preferred stock for the period ended March 31, 2009.

8.                 COMMITMENTS

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

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

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

9.                 RELATED PARTY TRANSACTIONS

On December 6, 2007 the Company issued a note payable of $500,000 to TW Development LLC, a company owned by Todd Hays, our Chief Executive officer. The note bears interest at 6% and matured on April 4, 2008, at which point it was extended to December 31, 2009. The note requires no monthly payments. The borrower may repay this note at any time, in whole or in part, without penalty or additional interest. During the first quarter of 2010, additional funds were advanced by the related party and the note was extended to December 31, 2010. The balance as of March 31, 2010 was $725,286.

On February 25, 2010, Mr. Hays  participated in the February 2010 private placement purchasing 50,000 shares of Series A Preferred stock (convertible into 50,000 shares of our common stock) and warrants to purchase 50,000 shares of our common stock, for an aggregate purchase price of $100,000.

In 2010 and 2009, the Company entered into certain agreements with DK Trading pursuant to which DK Trading engaged the Company to procure, purchase and sell pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading. See Note 5 Product Financing Agreement. DK Trading is controlled by its managers, who include, among others, Gregg Smith, a shareholder of the Company.

In 2009, DK Trading earned a referral fee commission from the Company for 50% of the net profit earned on a one-time transaction in the amount of $285,967. The fee was paid in 2010.

10.	CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.0001 per share. As of March 31, 2010, the Company has designated 3,000,000 shares of preferred stock as Series A preferred stock, of which 2,837,500 shares of preferred stock are issued and outstanding,. There were no shares of preferred stock outstanding as of December 31, 2009. The company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of December 31, 2010 and December 31, 2009, the Company has 8,290,000 and 7,090,000, respectively, of shares of common stock issued and outstanding.

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

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

11.	STOCK OPTIONS & WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at March 31, 2010, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$2.25	1,000,000	$2.25	4.91	-	$2.25
2.50	50,000	2.50	4.94	16,666	2.50
4.60	100,000	4.60	4.94	33,334	4.60

	1,150,000		4.91	50,000

A summary of the Company’s stock awards for options as of December 31, 2009 and changes for the three months ended March 31, 2010 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	—	$—
Granted	1,150,000	2.47
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, March 31, 2010	1,150,000	2.47
Exercisable, March 31, 2010	50,000	3.90

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

The weighted-average fair value of stock options granted to employees during the three-month period ended March 31, 2010 and 2009 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	March 31, 2010	March 31, 2009
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.5%	-
Expected stock price volatility	74%	-
Expected dividend payout	-	-
Expected option life (in years)	5.0	-
Expected forfeiture rate	0%	-
Fair value per share of options granted	$3.39	$-

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

We estimate the volatility of our common stock based on the calculated historical volatility of similar entities in industry, in size and in financial leverage whose shares prices are publicly available. The Company based the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.

Total stock-based compensation expense in connection with options granted to employees recognized in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2010 was $286,032, and for the three ended March 31, 2009 was $0, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of March 31, 2010 is $0.

Warrants

The following table summarizes the changes in the warrants outstanding at March 31, 2010, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the Series A preferred private placement.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$0.65	1,120,000	$.65	3.81	1,120,000	$.65
2.50	2,040,000	2.50	4.91	2,020,000	2.50

	3,160,000		4.52	3,160,000

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

A summary of the Company’s stock awards for warrants as of December 31, 2009 and changes for the three months ended March 31, 2010 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	1,110,000	$0.65
Granted	2,350,000	2.50
Exercised	—	—
Expired/Cancelled	(300,000)	0.65
Outstanding, March 31, 2010	3,160,000	1.84
Exercisable, March 31, 2010	3,160,000	1.84

The Company issued 1,950,000 warrants to Series A preferred stockholders and 400,000 compensatory warrants to non-employees during the three months ended March 31, 2010.  The Series A Warrants entitled the holder to purchase one share of the Company’s common stock per warrant, have a term of five years from the date of issuance with 100% coverage and an exercise price of $2.50.  The warrants shall become exercisable on a cashless exercise basis if the underlying shares have not been fully registered within twelve months of the closing of the February 2010 private placement transaction.  Under ACS 718 "Compensation - Stock Compensation"  (formerly FASB Statement 123R), the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 74%; risk-free interest rate .41%; expected lives ranging from three years to five years.

Total non-employee stock-based compensation expense in connection with warrants recognized in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2010 was $1,579,690 and none for the three months ended June 30, 2009, respectively, net of tax effect.

12.              MAJOR CUSTOMERS

Two major customers accounted for a combined $10,008,518 and $6,460,733 of revenue for the three months ended March 31, 2010 and 2009, respectively.  These amounts represent 87% and 77% of the Company’s revenue for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and 2009, these customers accounted for 98% and 77% of accounts receivable, respectively.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

13.              SUBSEQUENT EVENTS

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

RESTATEMENT OF PREVIOUSLY-ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously described in the “Explanation of our Restatement” preface to this Second Amendment, we have restated our condensed consolidated financial statements for the quarterly period ended March 31, 2010 and 2009, to correct errors related to the allocation of cost of sales, to correct errors and reporting for the related party product financing costs and correct an overstatement of share-based compensation expense and revaluation of stock option methodology for the period ended March 31, 2010.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatements and which is more fully described in Note 2 to our condensed consolidated financial statements.  Except as amended to reflect the restatements previously described, the information in this Item 2 has not been updated and continues to speak as of the date of the Original Filing and the First Amendment.

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

Results of Operations - Three months ended March 31, 2010 compared to the Three months ended March 31, 2009

The table below outlines revenues and related cost of sales for comparable periods:

	Three months ended March 31,
	2010		2009		Variance

Revenue	$11,525,287	100%	$8,341,060	100%	$3,184,227	38%
Cost of Sales	9,921,353	86%	6,899,492	83%	3,021,861	44%
Gross Profit	$1,603,934	14%	$1,441,568	17%	$162,366	11%

Net revenues increased by $3,184,227, or 38%, compared to the three months ended March 31, 2009.    The increase was due primarily to an increase in bulk sales along with the launch of a major new retailer program, “Great Games Under $20.”  We also had greater access to supply in the market as a result of increased working capital from our February 25, 2010 capital raise.  The gross profit percentage of 14% decreased by 3% compared to 17% in the prior year period.

Operating Expense. Operating expenses, which consist of sales and marketing expenses, general and administrative costs, financing and merger transaction costs, stock based compensation and depreciation. The operating expenses for the three months ended March 31, 2010 increased by $2,588,085, or 407%, to $3,224,490 from $636,405 during the three months ended March 31, 2009. The major component of these increased expenses between the corresponding periods was an increase in selling, general and administrative costs of $288,953 and an increase in financing and merger transaction costs of $425,617 as well as non-cash employee stock based compensation of $286,032 and non-employee stock based compensation of $1,579,689 for the three months ended March 31, 2010, respectively.

Selling, General and Administrative Expenses (SG&A). The SG&A expenses consist of salaries, advertising, professional service fees, investor relations services and overhead expenses, totaled $1,334,705 during the three months ended March 31, 2010 as compared to $620,135 during the three months ended March 31, 2009 resulting in an increase of $714,570, or 115%. Financing & merger transaction costs amounted to approximately $426,000 of the increase as the Company merged into a public entity and correspondingly raised gross proceeds of $3.9 million through the February 2010 private placement. Outbound shipping expense increased by $114,067, or 87%, to $245,751 for the three months ended March 31, 2010. The increase in shipping expense as a percentage of revenues is due to significantly increased volume of small package shipments, which are higher in cost per unit as compared to LTL and truckload shipments.

Stock Based Compensation . During the three months ended March 31, 2010, the employee stock based compensation expense was $286,032 from issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method and the option shall become exercisable during the term of recipient’s employment in three equal annual installments. There were no stock option issuances in the prior year period.

Non-Employee Stock Based Compensation . For the three ended March 31, 2010, $1,579,689 noncash charges were due to the issuance of stock warrants in exchange for professional services associated with reverse merger and private placement consummated in February 2010.  The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements.  There were no warrant issuances in the prior year period.

Net Income (Loss). We had a net loss of ($1,638,997) for the three months ended March 31, 2010 as compared to a net income of $628,134 for the three months ended June 30, 2009. The increase in legal and accounting services, the charges resulting from the warrants and stock options issuances related to the private placement are the primary reason for the net loss for the period.

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

Working Capital

Our working capital increased by $3,289,265 during the three months ended March 31, 2010 from a working capital surplus of $597,887 at December 31, 2009 to a working capital surplus of $3,887,152 at March 31, 2010. The change in working capital for the three months ended March 31, 2010 is due to a combination of factors, of which significantly include:

Cash had a net decrease from working capital by $340,513 for the three months ended June 30, 2010. The most significant uses and proceeds of cash were:

• Approximately $4,293,000 of cash consumed directly in operating activities
• Purchases of equipment of $49,953 • An increase in net Product Financing - related party advances of $1,091,741
• Proceeds from the Series A Preferred offering of $3,900,000
• Net proceeds from a related party note payable of $316,862
• Repayments of certain notes payable outstanding of $1,306,656

Of the total current assets of $9,884,824 as of March 31, 2010, cash represented $300,575.  Of the total current assets of $5,922,208 as of December 31, 2009, cash represented $641,088.

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

Proceeds from the issuance of common stock

During the three months ended March 31, 2010 , the Company did not receive any proceeds from the issuance of its common stock.

Cashflow analysis

Cash used in operations was $4,292,508 during the period ending March 31, 2010 and proceeds provided by operations was $583,943 during the period ended March 31, 2009. During the period ended March 31, 2010, our primary capital needs were for working capital necessary to fund inventory purchases and reducing our trade payables.

We utilized cash for investing activities of $49,953 and $0 during the periods ended March 31, 2010, and 2009, respectively. This increase is primarily attributable to the acquisition of additional computer and warehouse equipment.

Cash provided from financing activities of $4,001,948 during the period ending March 31, 2010, compared to cash used in financing activities was $247,358 during the period ending March 31, 2009. This increase is primarily attributable to funds received from the February 2010 Series A preferred private placements of $3,900,000, note payable advances from a related party of $316,862 and proceeds from Product Financing - related parties for inventory purchases of $1,091,742. The financing activities also included repayments of certain notes payable of $1,306,656 and $247,358 during the period ending March 31, 2010 and 2009, respectively.

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

The downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities , stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.   If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of March 31, 2010. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective  as of March 31, 2010 because of the items set forth below:

•	The Company did not have sufficient oversight to ensure financial reporting, proper disclosures around related-party transactions or dissemination of the Company’s policies and procedures.

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

MANAGEMENT’S REMEDIATION PLAN

Based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•
Prior to filing this Second Amendment, we designed and are implementing robust corporate governance including: (1) direct oversight of our internal controls by the Audit Committee of our Board of Directors; (2) detailed review of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by the Audit Committee of our Board of Directors; (3) adoption and communication of our Code of Business Conduct and Ethics; (4) adoption and communication of our Policy on Insider Trading; (5) revision of policies within our employee handbook to ensure that appropriate disciplinary actions may be taken in the event an employee fails to properly perform their responsible internal controls or intentionally overrides any internal control and completion of employee training on the policy revisions; (6) adoption of charters for our Audit, Compensation, Governance and Nominating Committees of our Board of Directors; (7) adoption of our Whistleblower Policy, which includes our anonymous reporting system; and (8) adoption of our policy on reporting and investigating complaints regarding accounting, internal accounting controls or auditing matters and concerns regarding questionable accounting or auditing matters.

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

•
 Prior to filing this Second Amendment, we improved our financial reporting and inventory and revenue procedures in financial reporting and in inventory and in revenue cycles and continue to implement fundamental controls aligned with our business strategy. There is a specific focus on customer contracts, revenue recognition and enhancing 3rd party shipper reporting requirements.

•
Prior to filing this Second Amendment, we enhanced our stock option and warrant valuation procedures to incorporate a comparative analysis of firms similar to ours that have significant stock trading history.

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

•
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

As noted above and subsequent to the fiscal quarter covered by this report, but prior to the filing of this Second Amendment, several remedial measures were identified and implemented in response to the conclusion reached by our Chief Executive Officer and Chief Financial Officer that, as of December 31, 2010, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls.

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

Item 3.       Defaults Upon Senior Securities

                   None.

Item 4.       Removed and Reserved

Item 5.       Other Information

                   None.

Item 6.        Exhibits

                   Exhibits required by Item 601 of Regulation S-K:

Number	Description

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAME TRADING TECHNOLOGIES, INC

Date: April 20, 2011	By:	/s/ Todd Hays
Todd Hays
Chief Executive Officer, President and Director (principal executive officer)

Game Trading Technologies, Inc.
Index to Exhibits

Number	Description

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.