Form 10-Q/A
period 2010-06-30
Game Trading Technologies, Inc.
filed 2011-04-20
CIK 1382805

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

Game Trading Technologies, Inc.

EXPLANATION OF OUR RESTATEMENT

Game Trading Technologies, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (the “First Amendment”) to its Quarterly Report for the quarterly period ended June 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on August 23, 2010 (the “Original Report”) in response to certain issues set forth in our Current Report on Form 8-K filed with the SEC on March 31, 2011 (the “Form 8-K”)..     As previously reported in the Form 8-K, we announced that the condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010, the three and six months ended June 30, 2010 and the three and nine months ended September 30, 2010 required restatement in order to correct errors related to the following:

·
Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the three and six months ended June 30, 2010 incorrectly calculated an accelerated stock option vesting for certain employees which consequently impacted amortization of the Stock Compensation (Accounting Standards Codification ("ASC") 718 "Compensation - Stock Compensation") over the remaining vesting period.  Furthermore, the Company reevaluated the historical volatility methodology utilized in the calculation of the employee stock-based compensation and non-employee stock-based compensation to estimate an expected volatility of similar public companies.

·	The Company determined it had certain product financing arrangement with a related party under ASC 470-40 Product Financing Arrangements had not been properly recorded and disclosed.

·
The Company determined  a customer order of approximately $124,000 recognized as revenue in the three months ended June 30,  2010 Statement of Operations was incorrectly recorded and subsequently restated to revenue for the three months ended March 31, 2010. The Company will decrease revenue and accounts receivable by approximately $124,000 and decrease the corresponding cost of sales and decrease inventory by approximately $71,000 for the three months ended June 30, 2010.

·
The Company determined it had not properly calculated the costs of sales utilizing the average costs method for three and six months ended June 30, 2010.  Subsequently, the Statement of operations have been adjusted to reflect an appropriate allocation and the corresponding inventory adjustment has been recorded decreasing the cost of sales and inventory in the amount of approximately $329,000  for the three months ended June 30, 2010 and increasing the cost of sales and inventory in the amount of approximately $92,000 for the six months ended June 30, 2010  .

This First Amendment reflects the restatement of our previously issued consolidated financial statements contained in the Original Report for the three and six months ended June 30, 2010.  These adjustments are fully discussed in Note 2 to the condensed consolidated financial statements contained in this First Amendment.

This First Amendment speaks only of the original filing date of the Original Report and, except for those Items disclosed in this explanatory note, is unchanged from the Original Report. This First Amendment reflects material subsequent events which occurred after the filing of the Original Report. You should read this First Amendment together with our other reports that update and supersede the information contained in this First Amendment .

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

Game Trading Technologies, Inc.
Condensed Consolidated Balance Sheets

	(As Restated) See Note 2 (Unaudited)	*(Audited)
	June 30, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$158,961	$641,088
Accounts Receivable - Net of Allowance of $100,000 as of June 30, 2010 and December 31, 2009	2,590,033	2,383,688
Inventories	5,250,208	2,897,432
Prepaid Expenses and Other	690,971	-
TOTAL CURRENT ASSETS	8,690,173	5,922,208

Property and Equipment, net	343,300	109,984

Other Assets
Deferred Financing Costs	-	258,325
TOTAL OTHER ASSETS	-	258,325

TOTAL ASSETS	$9,033,473	$6,290,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,738,358	$3,967,429
Accounts payable - related party	-	285,967
Accrued expenses and other	69,007	60,534
Revolving Line of Credit	2,063,285	-
Note Payable - current portion	-	513,046
Note payable - related party	18,402	408,424
Discontinued Operations – liability	21,735	88,921
TOTAL CURRENT LIABILITES	4,910,787	5,324,321

Long Term Liabilities
Note Payable – non-current portion	-	2,236,954
Warrant Redemption Liability	-	281,935

TOTAL LONG TERM LIABILITES	-	2,518,889

TOTAL LIABILITIES	4,910,787	7,843,210

Redeemable preferred stock, Series A; $.0001 par value, 2,837,500 shares authorized, 2,837,500 and 0 shares issued and outstanding at June, 30, 2010 and December 31, 2009, respectively, net (Face value $5,675,000 and $0, respectively)	385,173	-

Stockholders' equity

Preferred stock, $0.0001 par value, 17,162,500 shares authorized, none issued and outstanding as of June 30, 2010 and December, 31, 2009, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 8,290,000 and 7,090,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	829	709
Additional paid-in capital	7,659,792	89,659
Accumulated deficit	(3,923,108)	(1,643,061)
Total stockholders' equity	3,737,513	(1,552,693)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,033,473	$6,290,517
* Derived from audited financial statements
The accompanying notes are integral parts of these financial statements.

Game Trading Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
	(As Restated) See Note 2		(As Restated) See Note 2
Net Sales	$6,507,951	$12,998,799	$18,033,238	$21,339,859
Cost of Sales	5,452,880	11,168,226	15,374,233	18,067,719
Gross Profit	1,055,071	1,830,573	2,659,005	3,272,140

Operating Expenses:
Selling, General and Administrative	1,278,620	649,928	2,613,323	1,270,062
Employee Stock Based Compensation	387,933	-	673,966	-
Non-Employee Stock Based Compensation	-	-	1,579,689	-
Depreciation	11,235	17,123	35,299	33,393
Total Operating Expense	1,677,788	667,051	4,902,277	1,303,455

Income (Loss) from Operations	(622,717)	1,163,522	(2,243,272)	1,968,685

Other Income (Expenses):
Interest Expense, net	(18,333)	(212,005)	(83,268)	(355,878)

Other	-	-	46,493	-
Total Other Income (Expenses)	(18,333)	(212,005)	(36,775)	(355,878)

Income (Loss) Before Provision for Income Taxes	(641,050)	951,517	(2,280,047)	1,612,807

Provision for Income Taxes	-	-	-	-

Income (Loss) from Continuing Operations	$(641,050)	$951,517	$(2,280,047)	$1,612,807

Discontinued Operations
Loss from Discontinued Operations	-	35,653	-	68,809
Net income (loss) attributable to common shareholders before accretion of preferred dividends and discount	$(641,050)	$915,864	$(2,280,047)	$1,543,998

Accretion of preferred dividends and discount	66,007	-	84,965	-
Accretion of preferred amortization of beneficial conversion and warrant features	254,166	-	319,166	-
Net income (loss) attributable to common shareholders	$(961,223)	$915,864	$(2,684,178)	$1,543,998

Net income (loss) per share:
Income (loss) per share from continuing operations – basic & diluted	$(0.08)	$0.13	$(0.34)	$0.23
Income (loss) per share from discontinued operations – basic & diluted	$0.00	$(0.00)	$0.00	$(0.01)
Net income (loss) per share – basic & diluted	$(0.08)	$0.13	$(0.34)	$0.22

Weighted Average Common Shares Outstanding - basic	8,290,000	7,090,000	7,918,729	7,090,000
Weighted Average Common Shares Outstanding - diluted	8,290,000	7,090,000	7,918,729	7,090,000

Game Trading Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities	(As Restated) See Note 2
Net Income (Loss)	$(2,280,047)	$1,543,998

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & Amortization - Property and Equipment	35,299	33,393
Issuance of Stock Warrants for Services	1,579,689	-
Stock Options for employee services	673,966	-
Other	12,317	(4,867)
Changes in assets and liabilities
Account receivable	(206,345)	(1,617,003)
Inventory	(2,352,775)	1,431,716
Accounts payable	(1,515,038)	818,902
Accrued liabilities	8,473	564
Deferred Expenses	9,801	4,736
Prepaid expenses and other	(690,971)	-
Liabilities of discontinued operation	(67,186)	-

Net Cash Provided (Used) In Operating Activities	(4,792,817)	2,211,439

Cash flows from investing activities
Purchases of fixed assets	(268,615)	(34,643)

Net Cash Provided (Used) In Investing Activities	(268,615)	(34,643)

Cash flows from financing activities
Proceeds from the sale of convertible preferred stock	5,675,000	-
Proceeds from line of credit, net	2,063,285	(600,000)
Repayments on notes payable	(2,750,000)	(112,500)
Payment of Series A preferred dividends	(18,958)	-
Advance (Repayment) of due to stockholder	-	(20,000)
Issuance (Repayment) of note payable-related party	(390,022)	(181,107)

Net Cash Provided (Used) In Financing Activities	4,579,305	(913,607)

Net increase (decrease) in cash and cash equivalents	(482,127)	1,263,189

Cash and cash equivalents at the beginning of the period	641,088	301,397

Cash and cash equivalents at the end of the period	$158,961	$1,564,586

Supplemental disclosure of cash flow information :

Cash paid for interest	$83,267	$355,878

Cash paid for taxes	$-	$-
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

Liquidity

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss from continuing operations of ($2,280,047) for the six months end June 30, 2010 and a net income from continuing operations of $1,612,807 for the six months ended June 30, 2009.  As of June 30, 2010, the Company’s current assets exceed its current liabilities by $3,779,386, with cash and cash equivalents representing $158,961.

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

We have restated our previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2010 to correct errors and reclassifications in the accounting for the following:

•
Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the three and six months ended June 30, 2010 incorrectly calculated an accelerated stock option vesting for certain employees which consequently impacted amortization of the Stock Compensation (Accounting Standards Codification ("ASC") 718 "Compensation - Stock Compensation") over the remaining vesting period.  Furthermore, the Company reevaluated the historical volatility methodology utilized in the calculation of the employee stock-based compensation and non-employee stock-based compensation to estimate an expected volatility of similar public companies 1.

•
The Company determined it had certain product financing arrangement with a related party under ASC 470-40 Product Financing Arrangements had not been properly recorded and disclosed. In January 2010, the Company entered into a reseller agreement with DK Trading to procure, purchase and sell up to $1.0 million of pre-owned video games through April 2010. The previous filed 10Q omitted the disclosures relating to the transaction.

•
The Company determined it had not properly calculated the costs of sales utilizing the average costs method for three and six months ended June 30, 2010.  Subsequently, the Statement of operations have been adjusted to reflect an appropriate allocation and the corresponding inventory adjustment has been recorded decreasing the cost of sales and inventory in the amount of approximately $329,000  for the three months ended June 30, 2010 and increasing the cost of sales and inventory in the amount of approximately $92,000 for the six months ended June 30, 2010.

•
The Company reevaluated the historical volatility methodology utilized in the calculation of the debt proceeds in accordance with ASC 470 Topic “ Debt" to estimate an expected volatility of similar public companies1.

1Interpretive Response to Question 5 under Staff Accounting Bulletin (SAB) 107.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010:

Game Trading Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
	As Originally Reported		As Restated
	June 30, 2010	Adjustments	June 30, 2010
ASSETS

Current Assets
Cash and cash equivalents	$158,961	$-	$158,961
Accounts Receivable, net	2,590,033	-	2,590,033
Inventories	5,343,026	(92,818)	5,250,208
Prepaid Expenses	690,971	-	690,971
TOTAL CURRENT ASSETS	8,782,991	(92,818)	8,690,173

Property and Equipment, net	343,300	-	343,300
Other Assets	-		-

TOTAL ASSETS	$9,126,291	(92,818)	$9,033,473

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$2,738,358	-	$2,738,358
Product financing - related party	-	-	-
Accrued expenses and other	69,007	-	69,007
Revolvling Line of Credit	2,063,285	-	2,063,285
Note payable - TW development LLC - related party	18,402		18,402
Discontinued Operations-Liablilties	21,735	-	21,735
TOTAL CURRENT LIABILITES	4,910,787	-	4,910,787

Long Term Liabilities	-	-	-
TOTAL LIABILITIES	4,910,787	-	4,910,787

Redeemable preferred stock, Series A	385,173	-	385,173

Stockholders' Equity (Deficit)

Common stock	829	-	829
Additional paid-in capital	8,219,925	(560,133)	7,659,792
Accumulated deficit	(4,390,423)	467,315	(3,923,108)
Total stockholders' equity	3,830,331	(92,818)	3,737,513

TOTAL LIABILITIES AND STOCKHOLDERS'	$9,126,291	(92,818)	$9,033,473

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

Game Trading Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30
	2010		2010
	As Originally Reported	Adjustments	As Restated
Net Sales	$6,631,951	(124,000)	$6,507,951
Cost of Sales	5,852,764	(399,884)	5,452,880
Gross Profit	779,187	275,884	1,055,071

Operating Expense :
Selling, general and administrative	1,278,620	-	1,278,620
Employee stock based compensation	372,559	15,374	387,933
Non-employee stock based compensation	-	-	-
Depreciation	11,235	-	11,235
Total Operating Expense:	1,662,414	15,374	1,677,788

Income (Loss) From Operations	(883,227)	260,510	(622,717)

Other Income (Expense):
Interest Expense	(18,333)	-	(18,333)
Other income	-	-	-
Total Other Expense	(18,333)	-	(18,333)

Income (Loss) From Continuing Operations Before Income Taxes	(901,560)	-	(641,050)

Accretion of preferred dividends and discount	66,007	-	66,007
Accretion of preferred amortization of beneficial conversion and warrant features	319,166	(65,000)	254,166

Net Income (Loss) attributable to common shareholders	$(1,286,733)	325,510	$(961,223)

Net Income (Loss) per share:
Net income (loss) per share – basic & diluted	$(0.16)		$(0.12)

Weighted average shares outstanding of common stock
Basic & Diluted	8,290,000		8,290,000

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

Game Trading Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended June 30
	2010			2010
	As Originally Reported	Adjustments		As Restated
Net Sales	$18,033,238	$		$18,033,238
Cost of Sales	15,281,415		92,818	15,374,233
Gross Profit	2,751,823		92,818	2,659,005

Operating Expense :
Selling, general and administrative	2,613,323		-	2,613,323
Employee stock based compensation	1,317,765		(643,799)	673,966
Non-employee stock based compensation	1,496,023		83,666	1,579,689
Depreciation	35,299		-	35,299
Total Operating Expense:	5,462,410		(560,133)	4,902,277

Income (Loss) From Operations	(2,710,587)		467,315	(2,243,272)

Other Income (Expense):
Interest Expense	(83,268)		-	(83,268)
Other income	46,493		-	46,493
Total Other Expense	(36,775)		-	(36,775)

Income (Loss) From Continuing Operations Before Income Taxes	(2,747,362)		467,315	(2,280,047)
				-
Accretion of preferred dividends and discount	84,965	-	84,965
Accretion of preferred amortization of beneficial conversion and warrant features	319,166	-	319,166

Net Income (Loss) attributable to common shareholders	$(3,151,493)	467,315	$(2,684,178)

Net Income (Loss) per share:

Net income (loss) per share – basic & diluted	$(0.39)		$(0.34)

Weighted average shares outstanding of common stock
Basic & Diluted	7,918,729		7,918,729

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

Game Trading Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Period Ended June 30,
	2010		2010
Cash flows from operating activities	As Originally Reported	Adjustments	As Restated
Net Income (Loss)	$(2,747,362)	$467,315	$(2,280,047)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & Amortization - Property and Equipment	35,299		35,299
Issuance of Stock Warrants for Services	1,496,024	83,666	1,579,690
Stock Options for employee services	1,317,765	(643,799)	673,966
Other	12,317	-	12,317
Changes in assets and liabilities
Account receivable	(206,345)	-	(206,345)
Inventory	(2,445,594)	92,818	(2,352,776)
Accounts payable	(1,515,038)	-	(1,515,038)
Accrued liabilities	8,473	-	8,473
Deferred Expenses	9,801	-	9,801
Prepaid expenses and deposits	(690,971)	-	(690,971)
Liabilities of discontinued operation	(67,186)	-	(67,186)

Net Cash Provided (Used) In Operating Activities	(4,792,817)	-	(4,792,817)

Cash flows from investing activities
Purchases of fixed assets	(268,615)	-	(268,615)

Net Cash Provided (Used) In Investing Activities	(268,615)	-	(268,615)
Cash flows from financing activities
Proceeds from the sale of convertible preferred stock	5,675,000	-	5,675,000
Net borrowings (repayment) in connection with Product financing facilities	-		-
Increase (Decrease) in working line of credit	2,063,285	-	2,063,285
Payments on Series A Preferred Dividends	(18,958)	-	(18,958)
Issuance (Repayment) of note payable - related party	(390,022)	-	(390,022)
Issuance (Repayment) of note payable	(2,750,000)	-	(2,750,000

Net Cash Provided (Used) In Financing Activities	4,579,305	-	4,579,305

Net increase (decrease) in cash	(482,127)	-	(482,127)

Cash and cash equivalents at the beginning of the period	641,088	-	641,088

Cash and cash equivalents at the end of the period	$158,961	$-	$158,961

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

Obligations and Commitments under Product Financing Arrangement

In 2010 and 2009, the Company entered into numerous product financing arrangement with a related party under ASC 470-40 Product Financing Arrangements. Accordingly, the remaining inventory and the related short-term debt have been included in the Balance Sheet at June 30, 2010 and the corresponding costs have been included in Statement of Operations as Cost of Sales. The Company is obligated to pay the vendor under this product financing arrangement upon its receipt of payments from financed products.

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

6.	Working Capital Line of Credit

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

As of June 30, 2010, the balance on the revolver was $2,063,285, with additional availability of $436,715.

7.	NOTES PAYABLE

A summary of notes payable at June 30, 2010 and December 31, 2009 is as follows:

	6/30/10	12/31/09
Allegiance Capital Limited	$-	$700,000
The Columbia Bank	-	1,800,000
Vision Capital Advisors, Ltd.	-	250,000
	$-	$2,750,000
Less: Current Portion	-	513,046
Notes Payable	$-	$2,236,954

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

9.	REDEEMABLE PREFERRED STOCK

A summary of the Redeemable Preferred Stock at June 30, 2010 and December 31, 2009 is as follows:

	6/30/10	12/31/09
Redeemable preferred stock, Series A	$5,675,000	$-
Beneficial conversion feature, net of accumulated amortization of $117,424 and $0 at June 30, 2010 and December 31, 2009, respectively.	(1,949,969)	-
Value attributable to warrants attached to notes, net of accumulated amortization of $201,742 and $0 at June 30, 2010 and December 31, 2009, respectively.	(3,405,865)	-
Accumulated Dividends	66,007	-
	$385,173	$-

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

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$2.25	1,000,000	$2.25	4.66	0	$2.25
2.50	50,000	2.50	4.69	16,666	2.50
4.60	100,000	4.60	4.69	33,334	4.60
4.75	60,000	4.75	4.81	20,000	4.75
	1,210,000		4.67	70,000

A summary of the Company’s stock awards for options as of December 31, 2009 and changes for the six months ended June 30, 2010 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	—	$—
Granted	1,210,000	2.58
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, June 30, 2010	1,210,000	2.58
Exercisable, June 30, 2010	70,000	2.58

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2010

 The weighted-average fair value of stock options granted to employees during the six-month period ended June 30, 2010 and 2009 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	June 30, 2010	June 30, 2009
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.5%	-
Expected stock price volatility	45%	-
Expected dividend payout	-	-
Expected option life (in years)	5.0	-
Expected forfeiture rate	0%	-
Fair value per share of options granted	$3.36	$-

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

We estimate the volatility of our common stock based on the calculated historical volatility of similar entities in industry, in size and in financial leverage whose shares peices are publicly available.

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

Total stock-based compensation expense in connection with options granted to employees recognized in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2010 was $387,934 and $673,966 and for the three and six months ended June 30, 2009 was $0, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of June 30, 2010 is $0.

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

Total non-employee stock-based compensation expense in connection with warrants recognized in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2010  $0 and $1,579,690 and for the three and six months ended June 30, 2009 was $0, respectively, net of tax effect.

12.	RELATED PARTY TRANSACTIONS

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

In 2009, DK Trading earned a referral fee commission from the Company for 50% of the net profit earned on a one-time transaction in the amount of $285,967. The fee was paid in 2010 .

From time to time the Company may receive advances from certain of its officers to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements.

13.	BUSINESS CONCENTRATION

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

14.	COMMITMENTS

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

15.	SUBSEQUENT EVENTS

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

RESTATEMENT OF PREVIOUSLY-ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously described in the “Explanation of our Restatement” preface to this first amendment, we have restated our condensed consolidated financial statements for the quarterly period ended June 30, 2010 and 2009, to correct errors related to the allocation of cost of sales, to correct errors and reporting for the related party product financing costs and correct an overstatement of share-based compensation expense and revaluation of stock option methodology for the three and six months ended June 30, 2010.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatements and which is more fully described in Note 2 to our condensed consolidated financial statements.  Except as amended to reflect the restatements previously described, the information in this Item 2 has not been updated and continues to speak as of the date of the Original Filing.

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

Results of Operations - Three Months and Six Months ended June 30, 2010 compared to the Three and Six Months ended June 30, 2009

The table below outlines revenues and related cost of sales for comparable periods:

	Three months ended June 30,
	2010		2009		Variance

Revenue	$6,507,951	100%	$12,998,799	100%	$(6,490,848)	-50%
Cost of Sales	5,452,880	84%	11,168,226	86%	(5,715,346)	-51%
Gross Profit	$1,055,071	16%	$1,830,573	14%	$(775,502)	-42%

	Six months ended June 30,
	2010		2009		Variance

Revenue	$18,033,238	100%	$21,339,859	100%	$(3,306,621)	-16%
Cost of Sales	15,374,233	85%	18,067,719	85%	(2,693,486)	-15%
Gross Profit	$2,659,005	15%	$3,272,140	15%	$(613,135)	-19%

Revenues . During the three and six months ended June 30, 2010, we had a decrease in revenues of $6,490,848, or -50% and $3,306,621, or -16%, respectively, compared to the three and six months ended June 30, 2009.  Excluding a major extraordinary retailer liquidation transaction consisting of approximately $5.5 million in sales in the 2nd quarter of 2009, revenues would have shown a decrease of approximately $1,000,000 for the comparative three month period and increased approximately $2.2 million for the comparative six month period. As demonstrated in the corresponding prior year period, from time to time larger than normal opportunities are made available to us for the acquisition and/or sale of used game products. These opportunities are not in the normal course of our business and there is no assurance when or if such opportunities will be made available to us in the future.

Cost of Sales . During the three and six months ended June 30, 2010, we had a decrease in cost of sales of $5,715,346, or -51%, and $2,693,486, or -15%, respectively, compared to the three and six months ended June 30, 2009. Our decrease in costs correlate with the decrease in revenue for the comparable periods.

Gross Profit. Gross profit decreased by $775,502, or -42%, and $613,135, or -19%, for the three and six months ended June 30, 2010, respectively, when compared to the three and six month period ended June 30, 2009. The decrease during the three and six months ended June 30, 2010 was primarily a resulting of lower sales volumes as compared to the prior periods.

Operating Expense . Operating expenses, which consist of sales and marketing expenses, general and administrative costs, stock based compensation and depreciation totaled $1,677,788 and $4,902,277 during the three and six months ended June 30, 2010, respectively as compared to $667,051 and $1,303,455 during the three and six months ended June 30, 2009, respectively. The operating expenses for the three and six months ended June 30, 2010 increased by $1,010,737 and $3,598,822, respectively, as compared to the three and six months ended June 30, 2009. The major component of these increased expenses between the corresponding periods was professional services consisting of legal, accounting and investor relations fees as well as non-cash employee stock based compensation of $387,933 and $673,966 and non-employee stock based compensation of $0 and $1,579,689 for the three and six months ended June 30, 2010, respectively.

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

Stock Based Compensation . During the three and six months ended June 30, 2010, the employee stock based compensation expense was $387,933 and $673,966, respectively from issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method and the option shall become exercisable during the term of recipient’s employment in three equal annual installments with the first installment to be exercisable upon issuance of the option agreement. There were no stock option issuances in the prior year period.

Non-Employee Stock Based Compensation . For the three and six months ended June 30, 2010, $0 and $1,579,689 noncash charges were due to the issuance of stock warrants in exchange for professional services associated with reverse merger and private placement consummated in February 2010.  The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements.  There were no warrant issuances in the prior year period.

Net Income (Loss). We had a net loss of ($641,050) and ($2,280,047) for the three and six months ended June 30, 2010 as compared to a net income of $951,517 and $1,612,807 for the three and six months ended June 30, 2009. The increase in legal and accounting services, the charges resulting from the warrants and stock options issuances related to the private placement are the primary reason for the net loss for the period.

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

Working Capital

Our working capital increased by $3,181,499 during the six months ended June 30, 2010 from a working capital surplus of $597,887 at December 31, 2009 to a working capital surplus of $3,779,386 at June 30, 2010. The change in working capital for the six months ended June 30, 2010 is due to a combination of factors, of which significantly include:

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

Of the total current assets of $8,690,173 as of June 30, 2010, cash represented $158,961.  Of the total current assets of $5,922,208 as of December 31, 2009, cash represented $641,088.

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

Cashflow analysis

Cash used in operations was $4,792,817 during the period ending June 30, 2010 and proceeds provided by operations was $2,211,439 during the period ended June 30, 2009. During the period ended June 30, 2010, our primary capital needs were for working capital necessary to fund inventory purchases and reducing our trade payables.

We utilized cash for investing activities of $268,615 and $34,643 during the periods ended June 30, 2010, and 2009, respectively. This increase is primarily attributable to the acquisition of additional computer and warehouse equipment.

Cash provided from financing activities of $4,579,305 during the period ending June 30, 2010, compared to cash used in financing activities was $913,607 during the period ending June 30, 2009. This increase is primarily attributable to funds received from the February and April 2010 Series A preferred private placements of $5,675,000 and proceeds on our working capital line of credit used for inventory purchases of $2,063,285. The financing activities also included repayments of certain notes payable of $3,140,022 and $913,607 during the period ending June 30, 2010 and 2009, respectively.

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

None.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of June 30, 2010. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness as of June 30, 2010 our disclosure controls and procedures and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the items set forth below:

·	The Company did not have sufficient oversight to ensure the proper disclosures around related-party transactions or dissemination of the Company’s policies and procedures.

·
 The Company did not maintain effective controls over the period-end financial reporting process, including controls and supporting documentation with respect to journal entries, account reconciliations and proper segregation of duties.

·
The Company did not implement proper segregation of duties. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for preparation.

·	The Company’s stock option vesting determination was inaccurately established in February 2010 and warrant and stock option methodology was inconsistent with guidance.

·	The Company did not maintain effective controls within the inventory function, including purchasing, receiving, returns, physical inventory and obsolescence analysis.

·
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

·
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

MANAGEMENT’S REMEDIATION PLAN

Based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

·
Prior to filing this First Amendment, we designed and are implementing robust corporate governance including: (1) direct oversight of our internal controls by the Audit Committee of our Board of Directors; (2) detailed review of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by the Audit Committee of our Board of Directors; (3) adoption and communication of our Code of Business Conduct and Ethics; (4) adoption and communication of our Policy on Insider Trading; (5) revision of policies within our employee handbook to ensure that appropriate disciplinary actions may be taken in the event an employee fails to properly perform their responsible internal controls or intentionally overrides any internal control and completion of employee training on the policy revisions; (6) adoption of charters for our Audit, Compensation, Governance and Nominating Committees of our Board of Directors; (7) adoption of our Whistleblower Policy, which includes our anonymous reporting system; and (8) adoption of our policy on reporting and investigating complaints regarding accounting, internal accounting controls or auditing matters and concerns regarding questionable accounting or auditing matters.

·
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

·
 Prior to filing this First Amendment, we improved our financial reporting and inventory and revenue procedures in financial reporting and in inventory and in revenue cycles and continue to implement fundamental controls aligned with our business strategy. There is a specific focus on customer contracts, revenue recognition and enhancing 3rd party shipper reporting requirements.

·
Prior to filing this First Amendment, we enhanced our stock option and warrant valuation procedures to incorporate a comparative analysis of firms similar to ours that have significant stock trading history.

·
The Board of Directors is more actively involved in providing additional oversight of the Company’s internal controls, formal review of our financial statements, and more detailed review of the draft periodic reports we anticipate filing with the SEC.

·
We have initiated efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures. We will implement a reporting and certification process for management involved in the performance of internal controls and preparation of the Company’s financial statements.

·
We will design and implement a formalized financial reporting process that includes balance sheet reconciliations, properly prepared, supported and reviewed journal entries, properly segregated duties, and properly completed and approved close checklist and calendar.

·
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

·	The Company may retain third party specialists to assist us in the design, implementation and testing of our internal controls as necessary.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or were reasonably likely to materially affect such controls

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
Chief Executive Officer