Form 10-Q/A
period 2010-09-30
Game Trading Technologies, Inc.
filed 2011-04-20
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. !)

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

 Game Trading Technologies, Inc.

EXPLANATION OF OUR RESTATEMENT

Game Trading Technologies, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “First Amendment”) to its Quarterly Report for the quarterly period ended September 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on October 27, 2010 (the “Original Report”) in response to certain issues set forth in our Current Report on Form 8-K filed with the SEC on March 31, 2011 (the “Form 8-K”)..     As previously reported in the Form 8-K, we announced that the condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010, the three and six months ended June 30, 2010 and the three and nine months ended September 30, 2010 required restatement in order to correct errors related to the following:

·
Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the three and nine months ended September 30, 2010 incorrectly calculated an accelerated stock option vesting for certain employees which consequently impacted amortization of the Stock Compensation (Accounting Standards Codification ("ASC") 718 "Compensation - Stock Compensation") over the remaining vesting period.  Furthermore, the Company reevaluated the historical volatility methodology utilized in the calculation of the employee stock-based compensation and non-employee stock-based compensation to estimate an expected volatility of similar public companies.

·
The Company determined it had certain product financing arrangement with a related party, DK Trading Partners, LLC ("DK Trading") under ASC 470-40 Product Financing Arrangements had not been properly recorded and disclosed. DK Trading was required to procure, purchase and sell up to $3,000,000 of pre-owned video games and the arrangement required the Company to provide a minimum consideration to the related party of $600,000 from the period of August 13, 2010 through September 15, 2010.  Furthermore, the Company failed to include the $600,000 consideration in the Cost of Sales in the Statement of Operations for the three and nine months ended September 30, 2010. Lastly, the Company inaccurately accrued only $300,000 of the $600,000 consideration on the Balance Sheet as of September 30, 2010. The previous filed 10Q omitted the disclosures relating to the transaction and the corresponding balance due of $3.6 million to DK Trading at September 30, 2010 was reclassified from Accounts Payable to Product Financing -Related Party on the Condensed Consolidated Balance Sheet.

·
The Company determined  a customer order of approximately $1.1 million recognized as revenue in the three months and nine months ended September 30, 2010 Statement of Operations was incorrectly recorded due to the failure to meet the revenue recognition criteria in accordance with FASB’s Accounting Standards Codification, or ASC, 605-10 attributable to timing occurrence of the delivery cut off. The Company determined the customer's F.O.B. destination order shipped in September 2010 was subsequently received by the customer in October 2010.  The Company will decrease revenue  in the amount of approximately $1.1 million and decrease cost of sales in the amount of approximately $623,000 for the three and nine months ended September 30, 2010. A corresponding decrease in accounts receivable of $1.1 million and increase in inventory of approximately $623,000 have been adjusted accordingly. The transaction will be included in the fourth quarter and full year end results of 2010.

·
The Company determined it had not properly calculated the costs of sales utilizing the average costs method for three and nine months ended September 30, 2010.  Subsequently, the Statement of operations have been adjusted to reflect an appropriate allocation and the corresponding inventory adjustment has been recorded increasing the cost of sales and decreasing inventory in the amount of approximately $472,000  for the three months ended September 30, 2010 and increasing the cost of sales and decreasing inventory in the amount of approximately $565,000 for the nine months ended September 30, 2010  .

This First Amendment reflects the restatement of our previously issued consolidated financial statements contained in the Original Report for the three and nine months ended September 30, 2010.  These adjustments are fully discussed in Note 2 to the condensed consolidated financial statements contained in this First Amendment.

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

 PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

 Game Trading Technologies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	(As Restated) See Note 2 (Unaudited) September 30, 2010	*(Audited) December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$411,003	$641,088
Accounts receivable - Net of allowance of $100,000 as of September 30, 2010 and December 31, 2009	4,184,855	2,383,688
Inventories	7,757,758	2,897,432
Prepaid expenses and other	136,569	—

TOTAL CURRENT ASSETS	12,490,185	5,922,208
Property and equipment, net	330,499	109,984
Other assets
Deferred financing costs	—	258,325

TOTAL OTHER ASSETS	—	258,325
TOTAL ASSETS	$12,820,684	$6,290,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,545,756	$3,967,429
Accounts payable - related party	-	285,967
Product financing - related party	3,599,562	-
Accrued expenses and other	165,684	60,534
Revolving line of credit	2,363,285	—
Note payable – current portion	—	513,046
Note payable – related party	16,255	408,424
Discontinued operations – liability	—	88,921

TOTAL CURRENT LIABILITIES	9,690,542	5,324,321
Long Term Liabilities
Note Payable – non-current portion	—	2,236,954
Warrant redemption liability	—	281,935
TOTAL LONG TERM LIABILITIES	—	2,518,889

TOTAL LIABILITIES	9,690,542	7,843,210
Redeemable preferred stock, Series A; $.0001 par value, 2,837,500 shares authorized, 2,837,500 and 0 shares issued and outstanding at September, 30, 2010 and December 31, 2009, respectively, net (Face value $5,675,000 and $0, respectively)	674,839	—
Stockholders’ equity
Preferred stock, $0.0001 par value, 17,162,500 shares authorized, none issued and outstanding as of September 30, 2010 and December, 31, 2009, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 8,290,000 and 7,090,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	829	709
Additional paid-in capital	7,757,389	89,659
Accumulated deficit	(5,302,915)	(1,643,061)

Total stockholders’ equity	2,455,303	(1,552,693)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,820,684	$6,290,517

*	Derived from audited financial statements

The accompanying notes are integral parts of these financial statements.

  Game Trading Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	(As Restated) See Note 2 2010	2009	(As Restated) See Note 2 2010	2009
Net sales	$8,005,366	$6,527,744	$26,038,605	$27,867,603
Cost of sales	7,927,525	5,145,000	23,301,759	23,212,718

Gross Profit	77,841	1,382,744	2,736,846	4,654,885
Operating expenses:
Selling, general and administrative	957,656	1,059,480	3,570,980	2,329,543
Employee stock based compensation	452,285	—	1,126,251	—
Non-employee stock based compensation	—	—	1,579,689	—
Depreciation	24,501	20,429	59,800	53,822

Total Operating Expense	1,434,442	1,079,909	6,336,720	2,383,365
Income (Loss) from Operations	(1,356,601)	302,835	(3,599,874)	2,271,520
Other Income (Expenses):
Interest expense, net	(23,206)	(223,700)	(106,473)	(579,578)
Other	—	—	46,493	—

Total Other Income (Expenses)	(23,206)	(223,700)	(59,980)	(579,578)
Income (Loss) Before Provision for Income Taxes	(1,379,807)	79,135	(3,659,854)	1,691,943
Provision for income taxes	—	—	—	—

Income (Loss) from Continuing Operations	$(1,379,807,)	$79,135	$(3,659,854)	$1,691,943
Discontinued Operations
Loss from discontinued operations	—	21,847	—	90,656

Net income (loss) attributable to common shareholders before accretion of preferred dividends and discount	$(1,379,807)	$57,288	$(3,659,854)	$1,601,287
Accretion of preferred dividends and discount	70,939		155,903	—
Accretion of preferred amortization of beneficial conversion and warrant features	283,749		602,915

Net income (loss) attributable to common shareholders	$(1,734,495)	$57,288	$(4,418,672)	$1,601,287

Net income (loss) per share:
Income (loss) per share from continuing operations – basic and diluted	$(0.17)	$0.01	$(0.45)	$0.24

Income (loss) per share from discontinued operations – basic and diluted	$0.00	$(0.00)	$0.00	$(0.01)

Net income (loss) per share – basic and diluted	$(0.17)	$0.01	$(0.45)	$0.23

Weighted Average Common Shares Outstanding – basic and diluted	8,290,000	7,090,000	8,043,846	7,090,000

The accompanying notes are integral parts of these financial statements.

 Game Trading Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	(As Restated) See Note 2 2010	2009
Cash flows from operating activities
Net income (Loss) attributable to common shareholders	$(3,659,854)	$1,601,287
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & amortization - Property and Equipment	59,800	53,822
Issuance of Stock Warrants for Services	1,579,689	—
Stock Options for employee services	1,126,251	—
Other	12,317	—
Changes in assets and liabilities
Accounts receivable	(1,801,167)	(1,285,044)
Inventory	(4,860,326)	1,830,586
Accounts payable	(707,640)	718,336
Accrued liabilities	105,149	(25,379)
Deferred expenses	9,801	147,107
Prepaid expenses and other	(136,568)	—
Liabilities of discontinued operation	(88,921)	—

Net cash provided (used) in operating activities	(8,361,469)	3,040,715
Cash flows from investing activities
Purchases of fixed assets	(280,315)	(37,280)

Net cash provided (used) in investing activities	(280,315)	(37,280)
Cash flows from financing activities
Proceeds from the sale of convertible preferred stock	5,675,000	—
Proceeds from line of credit, net	2,363,285	(2,001,127)
Net borrowings in connection with Product financing facilities	3,599,562
Repayments on notes payable	(2,750,000)	(958,693)
Payment of Series A preferred dividends	(83,979)	—
Advance (repayment) of due to stockholder	—	(19,878)
Issuance (repayment) of note payable-related party	(392,169)	(156,660)

Net cash provided (used) in financing activities	8,411,699	(3,136,358)

Net increase (decrease) in cash and cash equivalents	(230,085)	(132,923)
Cash and cash equivalents at the beginning of the period	641,088	301,397

Cash and cash equivalents at the end of the period	$411,003	$168,474

Supplemental disclosure of cash flow information :
Cash paid for interest	$106,473	$579,578

Cash paid for taxes	$—	$—

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

Revenue Recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured.  The Company had $8,005,366 and $26,038,605 and $6,527,744 and $27,867,603 in revenue for the three and nine months ended September 30, 2010 and September 30, 2009, respectively.

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

GAME TRADING TECHNOLOGIES, INC. and Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)
September 30, 2010

Share Based Expenses

ASC 718 “Compensation—Stock Compensation” , codified in SFAS No. 123, prescribes that accounting and reporting standards for all stock-based payment awards to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if:

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

GAME TRADING TECHNOLOGIES, INC. and Subsidiary

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

Liquidity

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss from continuing operations of $3,659,854 for the nine months ended September 30, 2010 and a net income from continuing operations of $1,601,287 for the nine months ended September 30, 2009. As of September 30, 2010, the Company’s current assets exceed its current liabilities by $2,799,643, with cash and cash equivalents representing $411,003.

GAME TRADING TECHNOLOGIES, INC. and Subsidiary

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

GAME TRADING TECHNOLOGIES, INC. and Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)
September 30, 2010

2. Restatement of Financial Statement

We have restated our previously issued condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 to correct errors and reclassifications in the accounting for the following:

·
Total stock-based compensation expense in connection with options granted to employees recognized in the consolidated statement of operations for the three and nine months ended September 30, 2010 incorrectly calculated an accelerated stock option vesting for certain employees which consequently impacted amortization of the Stock Compensation (Accounting Standards Codification ("ASC") 718 "Compensation - Stock Compensation") over the remaining vesting period.  Furthermore, the Company reevaluated the historical volatility methodology utilized in the calculation of the employee stock-based compensation and non-employee stock-based compensation to estimate an expected volatility of similar public companies.

·
The Company determined it had certain product financing arrangement with a related party, DK Trading Partners, LLC ("DK Trading") under ASC 470-40 Product Financing Arrangements had not been properly recorded and disclosed. DK Trading was required to procure, purchase and sell up to $3,000,000 of pre-owned video games and the arrangement required the Company to provide a minimum consideration to the related party of $600,000 from the period of August 13, 2010 through September 15, 2010.  Furthermore, The Company failed to include the $600,000 consideration in the Cost of Sales in the Statement of Operations for the three and nine months ended September 30, 2010. Furthermore, the Company inaccurately accrued only $300,000 of the $600,000 consideration on the Balance Sheet as of September 30, 2010. The previous filed 10Q omitted the disclosures relating to the transaction and the corresponding balance due of $3.6 million to DK Trading at September 30, 2010 was reclassified from Accounts Payable to Product Financing -Related Party on the Condensed Consolidated Balance Sheet.

·
The Company determined  a customer order of approximately $1.1 million recognized as revenue in the three months and nine months ended September 30, 2010 Statement of Operations was incorrectly recorded due to the failure to meet the revenue recognition criteria in accordance with FASB’s Accounting Standards Codification, or ASC, 605-10 attributable to timing occurrence of the delivery. The Company determined the customer's F.O.B. destination order shipped in September 2010 was subsequently received by the customer in October 2010.  The Company will decrease revenue  in the amount of approximately $1.1 million and decrease cost of sales in the amount of approximately $623,000 for the three and nine months ended September 30, 2010. A corresponding decrease in accounts receivable of $1.1 million and increase in inventory of approximately $623,000 have been adjusted accordingly. The transaction will be included in the fourth quarter and full year end results of 2010.

·
The Company determined it had not properly calculated the costs of sales utilizing the average costs method. Subsequently, the Statement of operations have been adjusted to reflect an appropriate allocation and the corresponding inventory adjustment has been recorded decreasing the cost of sales and increasing inventory in the amount of approximately $471,000 and $565,000 for the three and nine months ended September 30, 2010.

·
The Company determined it had not properly calculated the costs of sales utilizing the average costs method for three and nine months ended September 30, 2010.  Subsequently, the Statement of operations have been adjusted to reflect an appropriate allocation and the corresponding inventory adjustment has been recorded increasing the cost of sales and decreasing inventory in the amount of approximately $472,000  for the three months ended September 30, 2010 and increasing the cost of sales and decreasing inventory in the amount of approximately $565,000 for the nine months ended September 30, 2010.

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010:

Game Trading Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
	As Originally Reported		As Restated
	September 30, 2010	Adjustments	September 30, 2010
ASSETS

Current Assets
Cash and cash equivalents	$411,003	$-	$411,003
Accounts Receivable, net	5,284,855	(1,100,000)	4,184,855
Inventories	7,999,593	(241,832)	7,757,758
Prepaid expenses and other	136,569	-	136.569
TOTAL CURRENT ASSETS	13,832,020	(1,341,835)	12,490,185

Property and Equipment, net	330,499	-	330,499
Other Assets	-	-	-

TOTAL ASSETS	$14,162,519	(1,341,835)	$12,820,684

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$6,845,318	(3,299,562)	$3,545,756
Product financing - related party	-	3,599,562	3,599,562
Accrued expenses and other	165,684	-	165,684
Revolvling Line of Credit	2,363,285	-	2,363,285
Note payable - TW development LLC - related party	16,255	-	16,255
TOTAL CURRENT LIABILITES	9,390,542	300,000	9,690,542

Long Term Liabilities

TOTAL LIABILITIES	9,390,542	300,000	9,690,542

Redeemable preferred stock, Series A	674,839	-	674,839

Stockholders' Equity (Deficit)
Common stock	829	-	829
Additional paid-in capital	8,276,016	(518,627)	7,757,389
Accumulated deficit	(4,179,707)	(1,123,208)	(5,302,915)
Total stockholders' equity	4,097,138	(1,641,835)	2,455,303

TOTAL LIABILITIES AND STOCKHOLDERS'	$14,162,519	(1,341,835)	$12,820,684

Game Trading Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30
	2010		2010
	As Originally Reported	Adjustments	As Restated
Net Sales	$9,105,366	$(1,100,000)	$8,005,366
Cost of Sales	7,478,508	449,017	7,927,525
Gross Profit	1,626,858	(1,549,017)	77,841

Operating Expense :
Selling, general and administrative	957,656	-	957,656
Employee stock based compensation	410,779	41,506	452,285
Non-employee stock based compensation	-	-	-
Depreciation	24,501	-	24,501
Total Operating Expense:	1,392,936	41,506	1,434,442

Income (Loss) From Operations	233,922	(1,590,523)	(1,356,601)

Other Income (Expense):
Interest Expense	(23,206)	-	(23,206)
Other income	-		-
Total Other Expense	(23,206)	-	(23,206)

Income (Loss) From Continuing Operations Before Income Taxes	210,716	(1,590,523)	(1,379,807)
Accretion of preferred dividends	70,939	-	70,939
Accretion of preferred amortization of beneficial conversion and warrant features	283,749	-	283,749

Net Income (Loss) attributable to common shareholders	$(143,972)	$(1,590,523)	$(1,734,495)

Net Income (Loss) per share:

Income (loss) per share from continuing operations – basic	$0.03		$(0.17)

Net income (loss) per share – diluted	$0.02		$(0.17)

Weighted average shares outstanding of common stock
Basic	8,290,000		8,290,000

Diluted	13,770,098		8,290,000

Game Trading Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30
	2010		2010
	As Originally Reported	Adjustments	As Restated
Net Sales	$27,138,605	$(1,100,000)	$26,038,605
Cost of Sales	22,759,924	541,835	23,301,759
Gross Profit	4,378,681	(1,641,835)	2,736,846

Operating Expense :
Selling, general and administrative	3,570,980	-	3,570,980
Employee stock based compensation	1,728,544	(602,293)	1,126,251
Non-employee stock based compensation	1,496,023	83,666	1,579,689
Depreciation	59,800	-	59,800
Total Operating Expense:	6,855,347	(518,627)	6,336,720

Income (Loss) From Operations	(2,476,666)	(1,123,208)	(3,599,874)

Other Income (Expense):
Interest Expense	(106,473)	-	(106,473)
Other income	46,493	-	46,493
Total Other Expense	(59,980)	-	(59,980)
	-
Income (Loss) From Continuing Operations Before Income Taxes	(2,536,646)	(1,123,208)	(3,659,854)
	-		-
Accretion of preferred dividends and discount	155,903	-	155,903
Accretion of preferred amortization of beneficial conversion and warrant features	602,915	-	602,915

Net Income (Loss) attributable to common shareholders	$(3,295,464)	$(1,123,208)	$(4,418,672)

Net Income (Loss) per share:

Net income (loss) per share – basic & diluted	$(0.32)		$(0.45)

Weighted average shares outstanding of common stock
Basic & Diluted	8,043,846		8,043,846

Game Trading Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Period Ended September 30,
	2010		2010
Cash flows from operating activities	As Originally Reported	Adjustments	As Restated
Net Income (Loss)	$(2,536,646)	(1,123,208)	$(3,659,854)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & Amortization - Property and Equipment	59,800	-	59,800
Issuance of Stock Warrants for Services	1,496,023	83,666	1,579,689
Stock Options for employee services	1,728,544	(602,293)	1,126,251
Other	12,317	-	12,317
Changes in assets and liabilities
Account receivable	(2,901,167)	1,100,000	(1,801,167)
Inventory	(5,102,161)	241,835	(4,860,326)
Accounts payable	2,591,922	(3,299,562)	(707,640)
Accrued liabilities	105,149	-	105,149
Deferred Expenses	9,801	-	9,801
Prepaid expenses and deposits	(136,568)	-	(136,568)
Liabilities of discontinued operation	(88,921)	-	(88,921)

Net Cash Provided (Used) In Operating Activities	(4,761,907)	(3,599,562)	(8,361,469)

Cash flows from investing activities
Purchases of fixed assets	(280,315)	-	(280,315)

Net Cash Provided (Used) In Investing Activities	(280,315)	-	(280,315)
Cash flows from financing activities
Proceeds from the sale of convertible preferred stock	5,675,000	-	5,675,000
Net borrowings (repayment) in connection with Product financing facilities	-	3,599,562	3,599,562
Increase (Decrease) in working line of credit	2,363,285	-	2,363,285
Payments on Series A Preferred Dividends	(83,979)	-	(83,979)
Issuance (Repayment) of note payable - related party	(392,169)	-	(392,169)
Issuance (Repayment) of note payable	(2,750,000)	-	(2,750,000)

Net Cash Provided (Used) In Financing Activities	4,812,137	3,599,562	8,411,699

Net increase (decrease) in cash	(230,085)		(230,085)

Cash and cash equivalents at the beginning of the period	641,088		641,088

Cash and cash equivalents at the end of the period	$411,003		$411,003

3. PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2010 and December 31, 2009 consists of the following:

	9/30/10	12/31/09
Machinery and equipment	$522,375	$251,347
Leasehold improvements	16,653	19,483
Computer equipment and software	154,340	142,223

	$693,368	$413,053
Less accumulated depreciation	362,869	303,069

Property and Equipment, net	$330,499	$109,984

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

5. PRODUCT FINANCING - RELATED PARTY

Obligations and Commitments under Product Financing Arrangement

In 2010 and 2009, the Company entered into numerous product financing arrangement with a related party under ASC 470-40 Product Financing Arrangements. Accordingly, the remaining inventory and the related short-term debt have been included in the Balance Sheet at September 30, 2010 and the corresponding costs have been included in Statement of Operations as Cost of Sales. The Company is obligated to pay the vendor under this product financing arrangement upon its receipt of payments from financed  products.

On July 22, 2010, Gamers entered into a Sales Agency and Purchasing/Sales Services Agreement (the “Sales Agreement”) with DK Trading pursuant to which DK Trading engaged Gamers to procure, purchase and sell up to $3,000,000 of pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading for a period from August 13, 2010 until September 15, 2010. In consideration for the services to be performed by Gamers under the Sales Agreement, Gamers is entitled to receive 100% of the net profit, if any, from the sale of products procured by DK Trading with the assistance of Gamers in excess of $600,000. If we or Gamers consummate an equity or equity-linked financing pursuant to which we raise aggregate gross proceeds of at least $3,000,000, DK Trading shall have the right to transfer, assign and sell to Gamers (i) any outstanding receivables for the face value of such receivables or (ii) products not sold to any purchasers for the purchase price of such products plus 20%. DK Trading has agreed to limit its right to cause us to purchase outstanding receivables or products from them in connection with this offering to $500,000. In addition, to the extent we are delinquent in paying DK Trading any such amounts to which it is entitled under the Sales Agreement, we are obligated to pay liquidated damages to DK Trading, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to DK Trading when due. DK Trading is controlled by its managers, who include, among others, Gregg Smith, a shareholder of the Company. The balance due to DK Trading at September 30, 2010 amounted to $3,599,562.

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

7. NOTES PAYABLE

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

GAME TRADING TECHNOLOGIES, INC. and Subsidiary

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

9. REDEEMABLE PREFERRED STOCK

A summary of the Redeemable Preferred Stock at September 30, 2010 and December 31, 2009 is as follows:

	9/30/10	12/31/09
Redeemable preferred stock, Series A	$5,675,000	$-
Beneficial conversion feature, net of accumulated amortization of $220,795and $0 at September 30, 2010 and December 31, 2009, respectively.	(1,846,598)	-
Value attributable to warrants attached to notes, net of accumulated amortization of $382,120 and $0 at September 30, 2010 and December 31, 2009, respectively.	(3,225,487)	-
Accumulated Dividends	71,924	-
	$674,839	$-

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

GAME TRADING TECHNOLOGIES, INC. and Subsidiary

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

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)
September 30, 2010

11. STOCK OPTIONS & WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at September 30, 2010, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$2.25	1,000,000	$2.25	4.41	-	$2.25
2.50	275,000	2.50	4.89	91,666	2.50
4.60	100,000	4.60	4.44	33,334	4.60
4.75	60,000	4.75	4.56	20,000	4.75

	1,435,000		4.51	145,000

A summary of the Company’s stock awards for options as of December 31, 2009 and changes for the nine months ended September 30, 2010 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	—	$—
Granted	1,435,000	2.57
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, September 30, 2010	1,435,000	2.57

Exercisable, September 30, 2010	145,000	$2.57

The weighted-average fair value of stock options granted to employees during the nine-month period ended September 30, 2010 and 2009 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

September 30, 2010
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.31%
Expected stock price volatility	74%
Expected dividend payout	—
Expected option life (in years)	5.0
Expected forfeiture rate	0%

Fair value per share of options granted	$3.07

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

GAME TRADING TECHNOLOGIES, INC. and Subsidiary

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

Total stock-based compensation expense in connection with options granted to employees recognized in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2010 was $452,285 and $1,126,251, and for the three and nine months ended September 30, 2009 was $0, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of September 30, 2010 is $0.

Warrants

The following table summarizes the changes in the warrants outstanding at September 30, 2010, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the Series A Preferred Stock private placement.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.65	1,120,000	$.65	3.28	1,120,000	$.65
2.50	2,927,500	2.50	4.41	2,927,500	2.50

	4,047,500		3.99	4,047,500

A summary of the Company’s stock awards for warrants as of December 31, 2009 and changes for the nine months ended September 30, 2010 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2009	1,110,000	$0.65
Granted	3,237,500	2.50
Exercised	—	—
Expired/Cancelled	(300,000)	0.65
Outstanding, September 30, 2010	4,047,500	1.99

Exercisable, September 30, 2010	4,047,500	1.99

The Company issued 2,837,500 warrants to holders of Series A Preferred Stock (The “Series A Warrant”) and 400,000 compensatory warrants to non-employees during the nine months ended September 30, 2010. Each Series A Warrant entitles the holder thereof to purchase one share of our common stock per warrant , has a term of five years from the date of issuance and an exercise price of $2.50. The Series A warrants shall become exercisable on a cashless exercise basis if the underlying shares have not been fully registered within twelve months of the closing of the February 2010 private placement. Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 74% ; risk-free interest rate of .41%; expected lives ranging from three years to five years.

Total non-employee stock-based compensation expense in connection with warrants recognized in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2010 was $0 and $ 1,579,689 and for the three and nine months ended September 30, 2009 was $0, respectively, net of tax effect.

GAME TRADING TECHNOLOGIES, INC. and Subsidiary

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)
September 30, 2010

12. RELATED PARTY TRANSACTIONS

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

In 2010 and 2009, the Company entered into certain agreements with DK Trading Partners, pursuant to which DK Trading engaged the Company to procure, purchase and sell pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading. See Note 5 Product Financing Agreement. DK Trading is controlled by its managers, who include, among others, Gregg Smith, a shareholder of the Company.

In 2009, DK Trading earned a referral fee commission from the Company for 50% of the net profit earned on a one-time transaction in the amount of $285,967. The fee was paid in 2010 .

From time to time, the Company may receive advances from certain of its officers to meet short term working capital needs. These advances may not have formal repayment terms or arrangements.

13. BUSINESS CONCENTRATION

Revenue from two (2) major customers accounted for a combined $20,375,506 and $23,119,347 of revenue for the nine months ended September, 2010 and 2009, respectively. These amounts represent 78% and 83% of the Company’s revenue for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and 2009, these customers accounted for 58% and 75% of accounts receivable, respectively.

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

GAME TRADING TECHNOLOGIES, INC. and Subsidiary

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

RESTATEMENT OF PREVIOUSLY-ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously described in the “Explanation of our Restatement” preface to this First Amendment, we have restated our condensed consolidated financial statements for the quarterly period ended September 30, 2010 and 2009, to correct errors related to revenue and the allocation of cost of sales, to correct errors and reporting for the related party product financing costs and correct an overstatement of share-based compensation expense and revaluation of stock option methodology for the three and nine months ended September 30, 2010.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatements and which is more fully described in Note 2 to our condensed consolidated financial statements.  Except as amended to reflect the restatements previously described, the information in this Item 2 has not been updated and continues to speak as of the date of the Original Filing.

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

Results of Operations - Three Months and Nine Months ended September 30, 2010 compared to the Three and Nine Months ended September 30, 2009

The table below outlines revenues and related cost of sales for comparable periods:

	Three months ended September 30,
	2010		2009		Variance
Revenue	$8,005,366	100%	$6,527,744	100%	$1,477,622	23%
Cost of Sales	7,927,525	99%	5,145,000	79%	2,782,525	54%

Gross Profit	$77,841	1%	$1,382,744	21%	$(1,304,903)	-94%

	Nine months ended September 30,
	2010		2009		Variance
Revenue	$26,038,605	100%	$27,867,603	100%	$(1,828,998)	-7%
Cost of Sales	23,301,759	90%	23,212,718	83%	89,041	0%

Gross Profit	$2,736,846	10%	$4,654,885	17%	$(1,918,039)	-41%

Revenues . During the three and nine months ended September 30, 2010, we had an increase in revenues of $1,477,622, or 23%, and a decrease in revenue of $1,828,998, or 7%, respectively, as compared to the corresponding three and nine month periods ended September 30, 2009. Excluding a major extraordinary retailer liquidation transaction consisting of approximately $5.5 million in sales in the first half of 2009, revenues would have shown an increase of approximately $3.7 million, or 16%, for the nine month period ended September 30, 2010 as compared to the nine month period ended September 30, 2009. The primary factor driving the increase for the comparable three months ended September 30, 2010 was an increase in sales to our largest customers. As demonstrated in the corresponding prior year, from time to time larger than normal opportunities are made available to us for the acquisition and/or sale of used game products. These opportunities are not in the normal course of our business and there is no assurance when or if such opportunities will be made available to us in the future.

Cost of Sales . During the three and nine months ended September 30, 2010, we had an increase in cost of sales of $2,782,525, or 54%, and an increase in cost of sales of $89,041, or less than 1%, respectively, compared to the corresponding three and nine month periods ended September 30, 2009. Our 54% increase in the three months and the less than 1% decrease in nine months ended September 30, 2010 in costs primarily correlate with the respective increase and decrease in revenue for the comparable periods. In addition, the Company entered into numerous product financing arrangements under ASC 47-40 which the corresponding costs have been included as cost of sales of product financing of $600,000 and $791,000 for the three and nine months ended September 30, 2010 and $0 and $250,000 for the three and nine months ended September 30, 2009.

Gross Profit. Gross profit decreased by $1,304,903, or 94%, and decreased by $1,918,039, or 41%, for the three and nine month periods ended September 30, 2010, respectively, when compared to the corresponding three and nine month periods ended September 30, 2009. The decrease in gross profit margin is attributable to a higher concentration of sales of lower margin bulk “as-is” product . Gross profit margin was further impacted by a higher cost of sales due to broker fees and other costs associated with obtaining special credit terms with certain vendors and product financing arrangements. Exclusive of the product financing costs for fiscal 2010 and 2009, the gross margins were 9% and 14% respectively.

Operating Expense . Operating expenses, which consist of sales and marketing expenses, general and administrative costs, stock based compensation and depreciation, totaled $1,434,442 and $6,336,720 during the three and nine month periods ended September 30, 2010, respectively, as compared to $1,079,909 and $2,383,365 during the corresponding three and nine month periods ended September 30, 2009, respectively. The operating expenses for the three and nine months ended September 30, 2010 increased by $354,533 and $3,953,355, or 33% and 166%, respectively, as compared to the corresponding three and nine month periods ended September 30, 2009. The major component of these increased expenses between the corresponding periods was professional services consisting of legal, accounting and investor relations fees as well as non-cash employee stock based compensation of $452,285 and $1,126,251 and non-employee stock based compensation of $0 and $1,579,689  for the three and nine months ended September 30, 2010, respectively .

Selling, General and Administrative Expenses (SG&A). SG&A expenses consisting of salaries, advertising, professional service fees, investor relations services and overhead expenses, totaled $957,656 and $3,570,980 during the three and nine month periods ended September 30, 2010, respectively, as compared to $1,059,480 and $2,329,543 during the corresponding three and nine month periods ended September 30, 2009, respectively. SG&A decreased by $101,824, or 10%, and increased by $1,241,437, or 53%, between the corresponding three and nine months periods ending September 30, 2010 and 2009, respectively. The change between the corresponding nine month periods is primarily attributable to professional fees associated with the transaction and February 2010 private placement and investor relations fees totaling approximately $800,000. The change in professional fees between the corresponding three month periods resulted in a decrease of approximately $142,000 attributable to prior year financing costs expensed in the three month period ended September 30, 2009. Furthermore, for the three and nine month periods ended September 30, 2010, the administrative salaries and related costs increased approximately $52,000 and $281,000, respectively, a comparable increase in volume of small package shipments in outbound shipping costs increased approximately $51,000 and $218,000,respectively and IT related services decreased approximately $54,000 and increase approximately $62,000, respectively between the corresponding three and nine months comparative periods.

Stock Based Compensation . During the three and nine months ended September 30, 2010, the employee stock based compensation expense was $452,285 and $1,126,251, respectively from issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method and the option shall become exercisable during the term of recipient’s employment in three equal annual installments.. There were no stock option issuances in the prior year period.

Non-Employee Stock Based Compensation . For the three and nine months ended September 30, 2010, $0 and $1,579,689 non-cash charges were due to the issuance of stock warrants in exchange for professional services associated with transaction and February 2010 private placement. The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements. There were no warrant issuances in the prior year period.

Net Income (Loss). We reported net loss of $1,379,807 and a net loss of $3,659,854 for the three and nine months ended September 30, 2010 as compared to a net income of $79,135 and $1,691,942 for the three and nine months ended September 30, 2009. The increase in financing and merger transaction costs as well as the charges resulting from the warrants and stock options issuances related to the February 2010 merger transaction and Series A Preferred private placement are the primary reasons for such change between the corresponding periods. Furthermore, the increase in product financing costs and public entity costs increased the losses for the current year.

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

Working Capital

Our working capital increased by $2,201,756, during the nine months ended September 30, 2010 from a working capital surplus of $597,887 at December 31, 2009 to a working capital surplus of $2,799,643 at September 30, 2010.

The major changes in the working capital for the nine months ended September 30, 2010 are as follows:

Changes in Current Assets

•	Accounts receivable increased in the amount of $ 1,801,167

•	Inventory increased $4,860,326 for purchases of inventory

Change in Current Liabilities

•	Accounts payable decreased in the amount of $707,640

•	An increase Poduct Financing - related party advances of $3,599,562

•	An increase financing net proceeds from the Bank of America working line of credit of $2,363,285

•	Decreased from repayment of current notes payable of $513,046 and related party notes of $392,169

Of the total current assets of $12,490,185 as of September 30, 2010, cash represented $411,003. Of the total current assets of $5,922,208 as of December 31, 2009, cash represented $641,088.

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

Cashflow analysis

Cash used in operations was $8,361,469 during the nine months ended September 30, 2010 and proceeds provided by was $3,040,715 during the nine months ended September 30, 2009. During the period ended September 30, 2010, our primary capital needs were for working capital necessary to fund inventory purchases and to manage our trade receivables and trade payables.

We utilized cash for investing activities of $280,315 and $37,280 during the nine months ended September 30, 2010, and 2009, respectively. This increase is primarily attributable to the acquisition of additional computer and warehouse equipment.

Cash provided from financing activities was $8,411,699 during the nine months ended September 30, 2010, compared to cash used in financing activities of $3,136,358 during the nine months ended September 30, 2009. This increase is primarily attributable to funds received from the February 2010 private placement and subsequent exercise of Unit Purchase Options in April 2010 for aggregate gross proceeds of $5,675,000 and proceeds on our working capital line of credit used for inventory purchases of $2,363,285 and net proceeds on the Product financing of $3,599,562 . The financing activities also included repayments of certain notes payable of $3,142,169 and $3,136,357 during the nine months ended September 30, 2010 and 2009, respectively. Additionally, the Series A Preferred Stock dividends paid during the nine months ended September 30, 2010 amounted to $83,979.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of September 30, 2010. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has reassessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010 for the reasons set forth below:

●	The Company did not have sufficient oversight to ensure financial reporting, proper disclosures around related-party transactions or dissemination of the Company’s policies and procedures.
●	The Company did not maintain effective controls over the period-end financial reporting process, including controls and supporting documentation with respect to journal entries, account reconciliations and proper segregation of duties.
●	The Company did not implement proper segregation of duties. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for preparation.
●	The Company’s stock option vesting determination was inaccurately established in February 2010 and warrant and stock option methodology was inconsistent with guidance.
●	The Company did not maintain effective controls within the inventory function, including purchasing, receiving, returns, physical inventory and obsolescence analysis.
●	The Company did not develop and maintain effective general computer controls, including use of a financial application and inventory management system that lack sufficient internal controls, ensuring proper security access within the financial and inventory management applications, ensuring proper change management procedures were followed, and ensuring adequate information technology procedures were followed in accordance with generally accepted best practices.
●	The Company failed to maintain effective controls within the revenue function, including monitoring major sales contracts to ensure revenue recognition criteria were identified and properly monitored to ensure revenue was recognized, inventory was relieved, and accounts receivable and cost of goods sold were recorded in the correct period.

MANAGEMENT’S REMEDIATION PLAN

Based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

●	Prior to filing this First Amendment, we designed and are implementing robust corporate governance including: (1) direct oversight of our internal controls by the Audit Committee of our Board of Directors; (2) detailed review of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by the Audit Committee of our Board of Directors; (3) adoption and communication of our Code of Business Conduct and Ethics; (4) adoption and communication of our Policy on Insider Trading; (5) revision of policies within our employee handbook to ensure that appropriate disciplinary actions may be taken in the event an employee fails to properly perform their responsible internal controls or intentionally overrides any internal control and completion of employee training on the policy revisions; (6) adoption of charters for our Audit, Compensation, Governance and Nominating Committees of our Board of Directors; (7) adoption of our Whistleblower Policy, which includes our anonymous reporting system; and (8) adoption of our policy on reporting and investigating complaints regarding accounting, internal accounting controls or auditing matters and concerns regarding questionable accounting or auditing matters.
●	In September 2010, we hired a Chief Financial Officer with considerable public company reporting experience who is evaluating the depth and breadth of knowledge of US GAAP and external reporting requirements among the current members of the accounting staff. We are committed to establishing procedures and utilizing experienced individuals with professional supervision to properly segregate duties, prepare and approve the consolidated financial statements and footnote disclosures in accordance with US GAAP.
●	Prior to filing this First Amendment, we improved our financial reporting and inventory and revenue procedures in financial reporting and in inventory and in revenue cycles and continue to implement fundamental controls aligned with our business strategy. There is a specific focus on customer contracts, revenue recognition and enhancing 3rd party shipper reporting requirements.
●	Prior to filing this First Amendment, we enhanced our stock option and warrant valuation procedures to incorporate a comparative analysis of firms similar to ours that have significant stock trading history.
●	The Board of Directors is more actively involved in providing additional oversight of the Company’s internal controls, formal review of our financial statements, and more detailed review of the draft periodic reports we anticipate filing with the SEC.
●	We have initiated efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures. We will implement a reporting and certification process for management involved in the performance of internal controls and preparation of the Company’s financial statements.
●	We will design and implement a formalized financial reporting process that includes balance sheet reconciliations, properly prepared, supported and reviewed journal entries, properly segregated duties, and properly completed and approved close checklist and calendar.
●	We will initiate a formal feasibility assessment for implementing a compliant ERP system to replace our current financial software application and inventory management system during our current fiscal year. As part of this assessment, we will thoroughly review the roles and responsibilities of our staff involved in the performance of our financial close process and other internal controls to ensure duties are properly segregated, access rights within our new financial software application comply with designated roles and responsibilities and support the proper segregation of duties.
●	The Company may retain third party specialists to assist us in the design, implementation and testing of our internal controls as necessary.

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

On September 27, 2010, in connection with his appointment as Chief Financial Officer, Richard J. Leimbach received an option to purchase 225,000 shares of our common stock at an exercise price of $2.50 per share, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on September 27, 2010. The options vest in three (3) equal installments of thirty-three and one-third percent (33  1 / 3%), the first installment to be exercisable on the date of grant, with an additional thirty-three and one-third percent (33  1 / 3%) becoming exercisable on each of September 26, 2011 and September 26, 2012, respectively. These options were issued under the Company’s Amended and Restated 2009 Incentive Stock Plan. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

GAME TRADING TECHNOLOGIES, INC.

Date: April 20, 2011	By:	/ S / T ODD H AYS
	Name:	Todd Hays
	Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: April 20, 2011	By:	/ S / R ICHARD L EIMBACH
	Name:	Richard Leimbach
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)