Form 10-Q
period 2011-03-31
Game Trading Technologies, Inc.
filed 2011-05-16
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 15, 2011, there were 4,226,256 shares of the common stock, par value $0.0001 per share outstanding..

Game Trading Technologies, Inc.

PART I   FINANCIAL INFORMATION

 Item 1.    Financial Statements

Game Trading Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2011	December 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$1,223,420	$827,526
Accounts Receivable - Net of Allowance of $100,000 as of March 31, 2011	4,007,871	2,795,864
and December 31, 2010, respectively
Inventories, net of allowance of $175,000 and $0 as of March 31, 2011 and December 31, 2010, respectively	10,731,116	9,678,153
Prepaid Expenses	44,750	72,511
TOTAL CURRENT ASSETS	16,007,157	13,374,054

Property and Equipment, net of accumulated depreciation of $394,648 and $371,893 respectively	430,190	414,895

Other Assets	17,927	17,927

TOTAL ASSETS	$16,455,274	$13,806,876

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$7,988,560	$4,835,668
Product financing - related party	1,116,203	1,789,562
Advances from customer	630,000	-
Accrued expenses and other	757,975	617,441
Revolving line of credit	4,483,285	4,088,285
Registration Rights Liability	380,000	380,000
Note payable - related party	16,255	16,255
Deferred Revenue	12,239	-
TOTAL CURRENT LIABILITES	15,384,517	11,727,211

TOTAL LIABILITIES	15,384,517	11,727,211

Redeemable preferred stock, Series A; $.0001 par value, 3,000,000 shares authorized, 2,650,000 and 0 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively, net (Face value $5,350,000).	1,170,257	902,759

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value, 17,000,000 shares authorized,
none issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,226,256 shares
issued and outstanding at March 31, 2011 and December 31, 2010	423	423
Additional paid-in capital	7,911,063	7,867,885
Accumulated deficit	(8,010,986)	(6,691,402)
Total stockholders' equity (deficit)	(99,500)	1,176,906

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,455,274	$13,806,876

The accompanying notes are integral parts of these financial statements.

Game Trading Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31
	2011	2010

Net Sales	$9,152,122	$11,525,287
Cost of Sales	8,800,384	9,921,353
Gross Profit	351,738	1,603,934

Operating Expense :
Selling, general and administrative	1,029,425	1,334,705
Employee stock based compensation	377,551	286,032
Non-employee stock based compensation	-	1,579,689
Depreciation	22,755	24,064
Total Operating Expense:	1,429,731	3,224,490

Income (Loss) From Operations	(1,077,992)	(1,620,556)

Other Income (Expense):
Interest Expense	(30,951)	(64,934)
Product Financing Liquidated Damages	(210,641)	-
Other income	-	46,493
Total Other Expense	(241,592)	(18,441)

Income (Loss) From Before Income Taxes	(1,319,584)	(1,638,997)

Provision for income taxes	-	-

Net Income / (Loss)	$(1,319,584)	$(1,638,997)

Preferred Dividend Payable	66,875	18,958
Beneficial Conversion and Warrant	267,498	65,000
Net Income / (Loss) Attributable to Common Stockholders	$(1,653,957)	$(1,722,955)

Net income (loss) per share – basic & diluted	$(0.31)	$(0.43)

Weighted average shares outstanding of common stock
Basic & Diluted	4,226,256	3,771,667

The accompanying notes are integral parts of these financial statements.

Game Trading Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Period Ended March 31,
	2011	2010
Cash flows from operating activities
Net Income (Loss)	$(1,319,584)	$(1,638,997)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & Amortization - Property and Equipment	22,755	24,064
Issuance of Stock Warrants for Services	-	1,579,689
Stock Options for employee services	377,551	286,032
Product Financing Liquidated Damages	210,641	-
Changes in assets and liabilities
Account receivable	(1,212,007)	(3,066,803)
Inventory	(1,052,963)	(997,177)
Accounts payable	3,152,891	(143,094)
Accrued liabilities	140,534	(54,040)
Deferred Expenses	-	(17,960)
Prepaid expenses and deposits	27,761	(239,149)
Other	12,240	(25,073)

Net Cash Provided (Used) In Operating Activities	359,819	(4,292,508)

Cash flows from investing activities
Purchases of fixed assets	(38,050)	(49,953)

Net Cash Used In Investing Activities	(38,050)	(49,953)

Cash flows from financing activities
Proceeds from the sale of convertible preferred stock	-	3,900,000
Proceeds from line of credit, net	395,000	-
Net borrowings (repayment) in connection with Product financing facilities	(884,000)	1,091,742
Advances from customer	630,000	-
Payments on subordinated note payable	-	(700,000)
Payment on Series A preferred dividends	(66,875)	-
Issuance (Repayment) of note payable - related party	-	316,862
Issuance (Repayment) of note payable	-	(606,656)

Net Cash Provided in Financing Activities	74,125	4,001,948

Net increase (decrease) in cash	395,894	(340,513)

Cash and cash equivalents at the beginning of the period	827,526	641,088

Cash and cash equivalents at the end of the period	$1,223,420	$300,575

Supplemental disclosure of cash flow information :

Cash paid for interest	$30,520	$64,934

Cash paid for taxes	-	-
The accompanying notes are integral parts of these financial statements.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2011

1.                 DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Game Trading Technologies, Inc. (“we,” “us,” “our,” or the “Company”)  is a leading provider of comprehensive trading solutions and services for video game retailers, publishers, rental companies, and consumers.  Through our trading platform, we provide our customers with extensive services including valuation, procurement, refurbishment, and merchandising of pre-owned video games.  Additionally, through our trading platform, we process and market video game consoles, DVDs, and video game accessories, and provide related e-commerce retailing and interactive marketing services.

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

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2010

Basis of Presentation

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America, have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed by the Company.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period presented herein are not necessarily indicative of the results of operations for the year ended December 31, 2011.

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

Reverse Stock Split

Beginning at the open of trading on February 15th, 2011, the Company affected a one for two (1:2) reverse stock split of the Company’s common stock, with every two (2) shares of common stock of the Company issued and outstanding being converted into one (1) share of common stock. The Board of Directors and shareholders approved the reverse stock split on October 28, 2010. As a result of the reverse stock split, the Company has approximately 4,226,256 shares of common stock issued and outstanding. The conversion and/or exercise prices of our issued and outstanding convertible securities, including shares of our series A convertible preferred stock, stock options and warrants, have been adjusted accordingly.

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

Accounts Receivable

The Company extends credit to customers without requiring collateral.  The Company uses the allowances method to provide for doubtful accounts based on management’s evaluations of the collectability of accounts receivable.  Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts.  Based on management’s evaluation of collectability, there is a $100,000 allowance for doubtful accounts as of March 31, 2011 and December 31, 2010 respectively.  During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company wrote off $39,898 and $292,100 respectively as uncollectible accounts receivables. The Company determines accounts receivable to be delinquent when greater than 30 days past due.  Accounts receivable are written off when it is determined that amounts are uncollectible.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2011

Inventory

Inventory, consisting of goods held for resale, is stated at the lower of cost or market.  Cost is determined using the weighted-average method.  At March 31, 2011 and December 31, 2010, an allowance for obsolete inventory of $175,000 was deemed necessary based on management’s estimate of the realizability of the inventory.

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

Revenue Recognition

Included in Accounting Standards Codification (“ASC”) 650 “Revenue Recognition”

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured.  The Company had $9,152,122 and $11,525,287 in revenue for the three months ended March 31, 2011 and the three months ended March 31, 2010, respectively.

Shipping and Handling Costs

The Company includes its outbound shipping and handling costs in selling, general and administrative expenses.  Those costs were $115,597 and $245,751 for the three months ended March 31, 2011 and 2010, respectively.  Inbound shipping and handling costs are included as an allocation to inventory.  Those costs were $290,198 and $82,568 for the three months ended March 31, 2011 and 2010, respectively.

 Registration Payment Arrangements

The Company accounts for registration payment arrangements under ASC  topic 815-40 "Derivatives and Hedging - Contracts in Entity's Own Equity" formerly Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”. ASC topic 815-40 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. As of March 31, 2011 and December 31, 2010, the Company accrued an estimated penalty of $380,000 which represents the anticipated penalty due from November 23, 2010 through the Rule 144 restriction period of March 8, 2011.

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
March 31, 2011

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2011, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2011

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

Recent Authoritative Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01) In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2010.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2011

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

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2011

3.                 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2011 and December 31, 2010.

	3/31/11	12/31/10
Machinery and equipment	$575,190	$537,140
Computer equipment and software	249,648	249,648
	$824,838	$786,788
Less accumulated depreciation and amortization	394,648	371,893
Property and Equipment, net	$430,190	$414,895

Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 totaled $22,755 and $24,064, respectively.

4.                 PRODUCT FINANCING - RELATED PARTY
Obligations and Commitments under Product Financing Arrangement

In 2010, the Company entered into numerous product financing arrangement with a related party under ASC 470-40 Product Financing Arrangements. Accordingly, the remaining inventory and the related short-term debt have been included in the Balance Sheet at March 31, 2011 and December 31, 2010 and the corresponding costs have been included in Statement of Operations as Cost of Sales. The Company is obligated to pay the vendor under this product financing arrangement upon its receipt of payments from financed  products.

On July 22, 2010, Gamers entered into a Sales Agency and Purchasing/Sales Services Agreement (the “Sales Agreement”) with DK Trading Partners, LLC (“DK Trading”) pursuant to which DK Trading engaged Gamers to procure, purchase and sell up to $3,000,000 of pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading for a period from August 13, 2010 until September 15, 2010. In consideration for the services to be performed by Gamers under the Sales Agreement, Gamers is entitled to receive 100% of the net profit, if any, from the sale of products procured by DK Trading with the assistance of Gamers in excess of $600,000. If we or Gamers consummate an equity or equity-linked financing pursuant to which we raise aggregate gross proceeds of at least $3,000,000, DK Trading shall have the right to transfer, assign and sell to Gamers (i) any outstanding receivables for the face value of such receivables or (ii) products not sold to any purchasers for the purchase price of such products plus 20%. DK Trading has agreed to limit its right to cause us to purchase outstanding receivables or products from them in connection with this offering to $500,000. In addition, to the extent we are delinquent in paying DK Trading any such amounts to which it is entitled under the Sales Agreement, we are obligated to pay liquidated damages to DK Trading, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to DK Trading when due. DK Trading is controlled by its managers, who include, among others, Gregg Smith, a shareholder of the Company. The Company expensed liquidated damages penalties in the amount of $210,641 and $0 for the three months ended March 31, 2011 and 2010, respectively.  The balance due to DK Trading at March 31, 2011 and December 31, 2010 amounted to $1,116,203 and $1,789,562 including $516,641 and $306,000 as liquidated damages for delinquent payments, respectively.

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

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2011

5.                 Working Capital Line of Credit

Bank of America Revolver

On May 4, 2010, Gamers Factory, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A.  The Loan Agreement provides for a revolving line of credit to the Borrower equal to the lesser of (i) $5,000,000 or the sum of (a) 75% of the balance due on Acceptable Receivables (as defined in the Loan Agreement) and (b) the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Loan Agreement).  The Borrower has the right to prepay loans under the Loan Agreement in whole or in part at any time. All amounts borrowed under the Loan Agreement must be repaid on or before May 27, 2011.  Loans under the Loan Agreement bear interest at a rate equal to the British Bankers Association London interbank offered rate (“BBA LIBOR”) plus 2.50% per annum. The Company has incurred interest expense of $30,405 and $0 for the three months ended March 31, 2011 and 2010, respectively. The BBA LIBOR rate was .25% as of March 31, 2011.

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

As of March 31, 2011, the balance on the revolver was $4,483,285.

On May 12, 2011, the Borrower entered into the second amendment (the “Second Amendment”) to the amended and restated loan agreement, dated November 23, 2010, as amended on January 28, 2011  (the “Amended Loan Agreement”) with Bank of America, N.A (the “Bank”).  The Second Amendment provides, among other things, that (i) the credit limit (x) is currently $3,858,285 and will increase upon certain events as set forth in the Second Amendment, (ii) the percentage of the balance due on Acceptable Receivables (as defined in the Amended Loan Agreement) in calculating the amount available under revolving line of credit to the Borrower has been reduced from 80% to 75%, (iii) the account balance does not include the amount of any counterclaims or offsets which have been or may be asserted against the Borrower by the account debtor (including offsets for any “contra accounts” owed by the Borrower to the account debtor for goods purchased by the Borrower or for services performed for the Borrower, (iv) effective April 1, 2011, the interest rate is a rate per year equal to the BBA LIBOR Daily Floating Rate plus an additional margin of 800 basis points per annum and (v) the expiration date of the line of credit has been extended from May 21, 2011 until August 26, 2011, or such earlier date as provided in the Second Amendment.

On May 12, 2011, the Company received a notice of waiver of the “Funded debt to EBITDA ratio” and the “Basic Fixed Charge Coverage Ratio” requirements under the line of credit facility, as such terms are defined in items, respectively, of the line of credit agreement.  The waiver is effective for the debt covenant requirement at March  31, 2011. The Company further agreed to suspend usage of the line of credit in excess of $3,858,285 pending further certain events as set forth in the Second Amendment.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2011

6.                 NOTES PAYABLE - RELATED PARTY

Note Payable – TW Development LLC

On December 6, 2007, the Company issued a note payable of $500,000 to TW Development LLC. The note bears interest at 6% and matured on April 4, 2008, and had been extended to December 31, 2010.  The note requires no monthly payments and at times in the current year, the Company has attained, and subsequently repaid, additional advances. The Company may repay this note at any time, in whole or in part, without penalty or additional interest. The balance as of March 31, 2011 and December 31, 2010 was $16,255. TW Development LLC is wholly owned by, our Chief Executive Officer, Todd Hays.

7.                 ADVANCES FROM CUSTOMER

On March 8, 2011, the Company received an advance from its largest customer in the amount of $630,000. There were no terms specified and the advance was applied to a subsequent invoice in May 2011.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2011

8.                 REDEEMABLE PREFERRED STOCK

A summary of the Redeemable Preferred Stock at March 31, 2011 and December 31, 2010 is as follows:

	3/31/11	12/31/10
Redeemable preferred stock, Series A	$5,350,000	$5,350,000
Beneficial conversion feature, net of accumulated amortization of $521,445 and $423,996 at March 31, 2011 and December 31, 2010, respectively.	(1,545,948)	(1,643,397)
Value attributable to warrants attached to notes, net of accumulated amortization of $906,937 and $736,888 at March 31, 2011 and December 31, 2010, respectively.	(2,700,670)	(2,870,719)
Accumulated Dividends	66,875	66,875
	$1,170,257	$902,759

We are authorized to issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2011, 3,000,000 shares of our Series A Preferred Stock par value $0.0001 per share were authorized, with 2,837,500 shares designated as Series A Preferred Stock, and 2,675,000 shares issued and outstanding. The rights and preferences of the Series A Preferred Stock include, among other things, the following:

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

On February 25, 2010, the Company sold 1,950,000 shares of Series A Preferred Stock with attached warrants to purchase an aggregate of 975,000 shares of the Company’s common stock at $4.00 per share. The Company received $3,900,000 from the sale of the shares of the Series A Preferred Stock. Since the Series A Preferred Stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at March 31, 2011 and December 31, 2010.

In accordance with ASC 470 Topic “ Debt" a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $2,444,729 using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $1,455,271 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the closing price of the Company’s common stock on the date of issuance. The assumptions used in the Black-Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 74%, (3) weighted average risk-free interest rate of 2.2%, (4) expected life of 5 years, and (5) estimated fair value of  Company's  common stock of $8.50 per share. The expected term of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards and giving consideration to the contractual terms. The amounts attributable to the warrants and beneficial conversion feature, aggregating $3,900,000 have been recorded as a discount and deducted from the face value of the preferred stock. Since the preferred stock is classified as temporary equity, the discount will be amortized over the period from issuance to February 2015 (the initial redemption date) as a charge to additional paid-in capital (since there is a deficit in retained earnings).

On April 20, 2010 and April 26, 2010, certain holders of Unit Purchase Options exercised Unit Purchase Options to purchase 825,000 and 62,500 shares, respectively of Series A resulting in aggregate gross proceeds to us of $1,650,000 and $125,000, respectively. Since the Series A Preferred Stock may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at March 31, 2011 and December 31, 2010.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2011

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

The charge to additional paid in capital for amortization of discount and costs for the period ended March 31, 2011 and 2010 was $267,498  and $65,000, respectively.

For the period ended March 31, 2011 and December 31, 2010 we have accrued dividends of $66,875 and $66,875, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.

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

The registration rights agreement requires the payment of liquidated damages to the investors of approximately 2% per month of the aggregate proceeds of $5,675,000 or the value of the unregistered shares at the time that the liquidated damages are assessed, until the registration statement is declared effective, payable at the option of the Company. On October 22, 2010, the holders of our Series A Preferred Stock and Series A Warrant issued in our February 2010 private placement agreed to waive any liquidated damages payable as a result of the failure to have a registration statement declared effective by October 23, 2010 until November 23, 2010.  In accordance with ASC topic 815-40, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company has accrued an estimate of $380,000 as of March 31, 2011 and December 31, 2010, to account for these potential liquidated damages from November 23, 2010 through the Rule 144 restriction period of March 8, 2011.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2011

9.                 COMMITMENTS

Office Lease Obligations and Extension

The Company has entered into an operating lease agreement for its warehouse and corporate offices located in Hunt Valley, MD.   The current lease term expiration date is January 31, 2012. On October 14, 2010, the Company entered into an extension of the operating lease agreement including an additional 10,800 square feet through January 31, 2018.

Future minimum payments required under operating leases are as follows:

Year Ending December 31:

2011 (remainder of the year)	$166,395
2012	228,470
2013	234,969
2013	242,205
2014 and thereafter	793,983
$1,666,022

Rent expense plus common area maintenance and related facilities fees for the three months ended March 31, 2011 and 2010 totaled $71,188 and $53,519, respectively.

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

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2011

10.              RELATED PARTY TRANSACTIONS

The Company has a note payable outstanding of $16,255 due to TW Development, LLC, a company wholly owned by Todd Hays, our chief executive officer.  The note bears interest at 6% and was due no later than December 31, 2010. For information regarding the note payable, see “Note Payable – Related Party” in Note 6 of the Notes to Consolidated Financial Statements contained herein.

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

In 2010, the Company entered into certain agreements with DK Trading Partners, LLC (“DK Trading”) pursuant to which DK Trading engaged the Company to procure, purchase and sell pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading. See Note 4 Product Financing Agreement. DK Trading is controlled by its managers, who include, among others, Gregg Smith, a shareholder of the Company.

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

In December 2010, Mr. Michael DuGally joined the Company's Board of Directors . Mr. DuGally is president of Noram International  Partners, Inc. a customer and a vendor to the Company and for the period ended March  31, 2011 and 2010 had sales of $94,900 and  $59,033 and purchases of $0 and $4,068, respectively.

From time to time, the Company has received advances from certain of its officers and employees to meet short term working capital needs.  These advances may not have formal repayment terms or arrangements. Future advances are subjected to approval from the Company's independent directors.

11.	CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.0001 per share. As of March 31, 2011 and December 31, 2010, the Company has authorized 3,000,000 shares of preferred stock as Series A preferred stock, of which 2,837,500 shares of preferred stock are designated as Series A Preferred Stock and 2,675,000 shares are issued and oustanding.The company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of March 31, 2011 and December 31, 2010, the Company has 4,226,256 , respectively, of shares of common stock issued and outstanding.

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

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2011

12.	STOCK OPTIONS & WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at March 31, 2011, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$4.50	500,000	$4.50	3.91	166,667	$4.50
5.00	137,500	5.00	4.39	54,167	5.00
8.20	25,000	8.20	4.75	8,333	8.20
9.20	50,000	9.20	3.94	33,333	9.20
9.50	30,000	9.50	4.06	10,000	9.50

	742,500		4.03	272,500

A summary of the Company’s stock awards for options as of December 31, 2010 and changes for the three months ended March 31, 2011 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2010	742,500	$5.24
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, March 31, 2011	742,500	5.24
Exercisable, March 31, 2011	272,500	5.47

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2011

The weighted-average fair value of stock options granted to employees during the three-month period ended March 31, 2011and 2010 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	March 31, 2011	March 31, 2010
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	-	3.5%
Expected stock price volatility	-	74%
Expected dividend payout	-	-
Expected option life (in years)	-	5.0
Expected forfeiture rate	-	0%
Fair value per share of options granted	$-	$3.39

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

Total stock-based compensation expense in connection with options granted to employees recognized in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2011 was $377,551, and for the three ended March 31, 2010 was $286,032, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of March 31, 2011 is $0.

Warrants

The following table summarizes the changes in the warrants outstanding at March 31, 2011, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the Series A preferred private placement.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$1.30	560,000	$1.30	2.81	560,000	$1.30
5.00	1,463,750	5.00	3.96	1,463,750	5.00

	2,023,750		3.64	2,023,750

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2011

A summary of the Company’s stock awards for warrants as of December 31, 2010 and changes for the three months ended March 31, 2011 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2010	2,023,750	$3.98
Granted	—	—
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, March 31, 2011	2,023,750	3.98
Exercisable, March 31, 2011	2.023,750	3.98

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

Total non-employee stock-based compensation expense in connection with warrants recognized in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010 was $0 and $1,579,690, respectively, net of tax effect.

13.	LOSSES PER COMMON SHARE

The following table presents the computations of basic and dilutive loss per share:

	2011	2010
Net Income (Loss)	$(1,319,584)	$(1,638,997)

Net income (loss) per share:
Net income (loss) per share – basic & diluted	$(0.31)	$(0.43)

Weighted average common shares outstanding – basic & diluted	4,226,256	3,771,667

For the three months ended March  31, 2011 and 2010, there were 1,493,056 and 1,555,772 potential shares were excluded from shares used to calculate diluted losses per share, respectively, as their inclusion would reduce net losses per share.

14.	BUSINESS CONCENTRATION

Revenue from two (2) major customers accounted for $5,742,767 and from two (2) major customers accounted for $10,008,518 for the three months ended March 31,  2011 and 2010, respectively.  These amounts represent 63% (38% and 25%, respectively) and 87% (74% and 13%, respectively) of the Company’s revenue for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and 2010, these customers accounted for 49% and 96% of accounts receivable, respectively.

Purchases from four (4) major suppliers approximated $6,665,922 of purchases, and four (4) major suppliers approximated $6,092,423 of purchases, for the three months ended March 31, 2011 and 2010, respectively. These amounts represent 76% (28%, 20%, 14% and 14%, respectively) and 59% (25%, 12%, 11% and 11%, respectively) of the Company’s supplies for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and 2010, these suppliers accounted for 66% and 37% of accounts payable, respectively.

GAME TRADING TECHNOLOGIES, INC. AND SUBSIDIARY
 Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2011

15.              SUBSEQUENT EVENTS

On April 15, 2011, the Company entered into a Sales Agency and Purchasing/Sales Services Agreement (the “Sales Agreement”) with GAMERS FINANCE, LLC (“Gamers Finance”) pursuant to which Gamers Finance engaged the Company to procure, purchase and sell up pre-owned video games and associated packaging materials, together with such other merchandise as designated by Gamers Finance, on behalf of Gamers Finance for a period from April 15, 2011 until October 15, 2011. In consideration for the services to be performed by Gamers under the Sales Agreement, Gamers is entitled to receive 70% of the aggregate net profit, if any, from the sale of products procured by Gamers Finance with the assistance of the Company. The aggregate net profits is defined as gross revenue net of i) applicable sales taxes ii) sales expenses iii) all discounts, allowances and credits, less the sum of (1) aggregate purchase price of products (2) all shipping and delivery costs and (3) a capital charge of 0.115% per day of the Term of all Committed Capital.  If we consummate an equity or equity-linked financing pursuant to which we raise aggregate gross proceeds of at least $6,000,000, Gamers Finance shall have the right to transfer, assign and sell to Gamers (i) any outstanding receivables for the face value of such receivables or (ii) products not sold to any purchasers for the purchase price of such products plus 10%. In addition, to the extent we are delinquent in paying Gamers Finance any such amounts to which it is entitled under the Sales Agreement, we are obligated to pay liquidated damages to Gamers Finance, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to Gamers Finance when due. Furthermore, Mr. Hays, the Company's President and Chief Executive Officer provided a personal guaranty in favor of Gamers Finance through the agreement period October 15, 2011. The Company has product advances of approximately $733,000 from Gamers Finance as of May 13, 2011.

On May 12, 2011, the Borrower entered into the second amendment (the “Second Amendment”) to the amended and restated loan agreement, dated November 23, 2010, as amended on January 28, 2011  (the “Amended Loan Agreement”) with Bank of America, N.A (the “Bank”).  The Second Amendment provides, among other things, that (i) the credit limit (x) is currently $3,858,285 and will increase upon certain events as set forth in the Second Amendment, (ii) the percentage of the balance due on Acceptable Receivables (as defined in the Amended Loan Agreement) in calculating the amount available under revolving line of credit to the Borrower has been reduced from 80% to 75%, (iii) the account balance does not include the amount of any counterclaims or offsets which have been or may be asserted against the Borrower by the account debtor (including offsets for any “contra accounts” owed by the Borrower to the account debtor for goods purchased by the Borrower or for services performed for the Borrower, (iv) effective April 1, 2011, the interest rate is a rate per year equal to the BBA LIBOR Daily Floating Rate plus an additional margin of 800 basis points per annum and (v) the expiration date of the line of credit has been extended from May 21, 2011 until August 26, 2011, or such earlier date as provided in the Second Amendment.

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

On February 25, 2010, we completed a “reverse acquisition” transaction (the “Transaction”), in which we entered into the Exchange Agreement with Gamers and for certain limited purposes, its stockholders. Pursuant to the Exchange Agreement, we acquired all of the issued and outstanding securities of Gamers in exchange for the issuance by us of 3,545,000 shares of our common stock and warrants to purchase 580,000 shares of our common stock. At the time of the Transaction, our corporate name was City Language Exchange, Inc. Following the Transaction, we changed our name to Game Trading Technologies, Inc. and our current trading symbol is “GMTD.PK.” As a result of the Transaction, Gamers became our wholly-owned subsidiary, with Gamers’ former stockholders acquiring a majority of the outstanding shares of our common stock.

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

As of March 31, 2011, the balance on the revolver was $4,483,285.

On May 12, 2011, the Borrower entered into the second amendment (the “Second Amendment”) to the amended and restated loan agreement, dated November 23, 2010, as amended on January 28, 2011  (the “Amended Loan Agreement”) with Bank of America, N.A (the “Bank”).  The Second Amendment provides, among other things, that (i) the credit limit (x) is currently $3,858,285 and will increase upon certain events as set forth in the Second Amendment, (ii) the percentage of the balance due on Acceptable Receivables (as defined in the Amended Loan Agreement) in calculating the amount available under revolving line of credit to the Borrower has been reduced from 80% to 75%, (iii) the account balance does not include the amount of any counterclaims or offsets which have been or may be asserted against the Borrower by the account debtor (including offsets for any “contra accounts” owed by the Borrower to the account debtor for goods purchased by the Borrower or for services performed for the Borrower, (iv) effective April 1, 2011, the interest rate is a rate per year equal to the BBA LIBOR Daily Floating Rate plus an additional margin of 800 basis points per annum and (v) the expiration date of the line of credit has been extended from May 21, 2011 until August 26, 2011, or such earlier date as provided in the Second Amendment.

On May 12, 2011, the Company received a notice of waiver of the “Funded debt to EBITDA ratio” and the “Basic Fixed Charge Coverage Ratio” requirements under the line of credit facility, as such terms are defined in items, respectively, of the line of credit agreement.  The waiver is effective for the debt covenant requirement at March  31, 2011. The Company further agreed to suspend usage of the line of credit in excess of $3,858,285 pending further certain events as set forth in the Second Amendment.

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

Results of Operations - Three months ended March 31, 2011 compared to the Three months ended March 31, 2010

The table below outlines revenues and related cost of sales for comparable periods:

	Three months ended March 31,
	2011		2010		Variance

Net Sales	$9,152,122	100%	$11,525,287	100%	$(2,373,165)	-21%
Cost of Sales	8,800,384	96%	9,921,353	86%	(1,120,969)	-11%
Gross Profit	$351,738	4%	$1,603,934	14%	$(1,252,196)	-78%

Net Sales. Net sales decreased by $2,373,165, or 21%, compared to the three months ended March 31, 2010.    The decrease was due primarily to constrained working capital and product financing availability.

Cost of Sales. Cost of sales consists of product costs, cost of commissions and product financing costs, cost of freight-in, and distribution center labor and overhead costs. Cost of sales during the three months ended March 31, 2011  decreased  by $1,120,969, or 11%, to $8,800,384  from $9,921,3553  during the three months ended March 31, 2010. The decrease in cost of sales is attributable to decrease sales volume compared to the prior year period as well as an increase in per unit average product and labor costs compared to the prior period. Furthermore, in the prior year period the Company entered into a product financing arrangements under ASC 470-40 which the corresponding costs have been included in Statement of Operations as cost of sales of product financing costs of $291,000 for the three months ended March 31, 2010. There were no product financing arrangements in the three months ended March 31, 2011.

Gross Profit. Gross profit during the three months ended March 31, 2011 decreased by $1,252,196, or 78%, to $351,738  from $1,603,934 during the three months ended March 31, 2010, and gross profit as a percentage of net sales decreased to 4% in period  from 14% in the prior year period. The decrease in gross profit margin is attributable to an unanticipated higher per unit labor requirement to service the Retail Ready programs and a more selective product requirement for our bulk sales.  In the prior year period, gross profit margin was further impacted by a higher cost of sales due to broker fees and other costs associated with obtaining special credit terms with certain vendors and product financing arrangements. Exclusive of the product financing costs for the months ended March 31, 2011 and 2010, the gross margins remained 4% and increased to 16% respectively.

Operating Expense . Operating expenses, which consist of sales and marketing expenses, general and administrative costs, financing and merger transaction costs, stock based compensation and depreciation. The operating expenses for the three months ended March 31, 2011 decreased by $1,794,759, or 56%, to $1,429,731 from $3,224,490 during the three months ended March 31, 2010. The major component of these decreased expenses between the corresponding periods was the prior year period financing and merger transaction costs of $436,354  and the prior year period non-employee stock based compensation of $1,579,689 for the three months ended March 31, 2010.

Selling, General and Administrative Expenses (SG&A). The SG&A expenses consist of salaries, advertising, professional service fees, investor relations services and overhead expenses, totaled $1,029,425 during the three months ended March 31, 2011 as compared to $1,334,705 during the three months ended March 31, 2010 resulting in a decrease of $305,280, or 23%. Financing & merger transaction costs in 2010 amounted to $436,354 of the increase as the Company merged into a public entity and correspondingly raised gross proceeds of $3.9 million through the February 2010 private placement. Outbound shipping expense decreased by $130,154, or 53%, to $115,597 for the three months ended March 31, 2011.

Stock Based Compensation . During the three months ended March 31, 2011 and 2010, the employee stock based compensation expense was $377,551 and $286,032 from issuances of employee incentive stock options, respectively. The incentive stock options were valued using the Black Scholes method and the option shall become exercisable during the term of recipient’s employment.

Non-Employee Stock Based Compensation . For the three ended March 31, 2010, $1,579,689 non-cash charges were due to the issuance of stock warrants in exchange for professional services associated with reverse merger and private placement consummated in February 2010.  The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements.  There was no warrant issuances in the three months ended March 31, 2011.
 .
Product Financing Liquidated Damages. In accordance with the agreement (the “DK Trading Sales Agreement”), dated July 22, 2010, between Gamers  and  DK Trading Partners LLC ( “DK Trading”), to the extent we are delinquent in paying DK Trading any such amounts to which it is entitled under the DK Trading Sales Agreement, we are obligated to pay liquidated damages to DK Trading, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to DK Trading when due. The balance due to DK Trading at March 31, 2011 amounted to $1,116,203,including $210,641 expensed as liquidated damages for delinquent payments in the three months ended March 31, 2011 and $306,000 from the 4th quarter 2010. Further description of DK Trading Sales Agreement detailed in "Liquidity and Capital Resources" section and "Product Financing-Related Parties" in Note 4.

Registration Rights Liquidated Damages. The registration rights agreement we entered into in connection with the February 2010 private placement requires the payment of liquidated damages to the investors of approximately 2% per month of the aggregate proceeds of $5,675,000 or the value of the unregistered shares at the time that the liquidated damages are assessed, until the registration statement is declared effective, payable at the option of the Company. On October 22, 2010, the holders of our Series A Preferred Stock and Series A Warranted issued in our February 2010 private placement agreed to waive any liquidated damages payable as a result of the failure to have a registration statement declared effective by October 23, 2010 until November 23, 2010.  In accordance with ASC topic 815-40 "Derivatives and Hedging - Contracts in Entity's Own Equity" formerly Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”, the Company evaluated the likelihood of achieving registration statement effectiveness.  Accordingly, the Company previously accrued an estimate of $380,000 and as of March 31, 2011 and December 31, 2010, to account for these liquidated damages from November 23, 2010 through the Rule 144 restriction period of March 8, 2011.

Provision for Income Taxes. We are not been required to pay income taxes due to current year losses and net operating loss carryforwards from prior years.

Net Income (Loss). We had a net loss of $1,319,584 for the three months ended March 31, 2011 as compared to a net loss of $1,638,997 for the three months ended March 31, 2010. The decrease in net loss is due to the decrease in sales and related gross profit offset by the prior year one-time merger and financing costs and the charges resulting from the warrants and stock options issuances related to the prior year private placement.

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

Working Capital

Our working capital decreased by $1,024,203, during the three months ended March 31, 2011 from a working capital surplus of $1,646,843 at December 31, 2010 to a working capital surplus of $622,640 at March 31, 2011.

The major changes in the working capital for the three months ended March 31, 2011 are as follows:

Changes in Current Assets

•	Accounts receivable increased in the amount of $ 1,212,007

•	Inventory increased $1,052,963 for purchases of inventory

Change in Current Liabilities

•	Accounts payable increased in the amount of $3,152,891

•	A decrease in Product Financing - related party advances of $673,359

•	An increase financing net proceeds from the Bank of America working line of credit of $395,000

•	An increase in advances from a customer of $630,000

Of the total current assets of $16,007,157 as of March 31, 2011, cash represented $1,223,420.  Of the total current assets of $13,374,054 as of December 31, 2010, cash represented $827,526.

Working Capital Line of Credit

On May 4, 2010, Gamers, our wholly owned subsidiary, entered into a Loan Agreement (the “Loan Agreement”) with the Bank. The Loan Agreement provides for a revolving line of credit to the Borrower equal to the lesser of (i) $5,000,000 (the “Credit Limit”) or the sum of (a) 75% of the balance due on Acceptable Receivables (as defined in the Loan Agreement) and (b) the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Loan Agreement). Gamers have the right to prepay loans under the Loan Agreement in whole or in part at any time. All amounts borrowed under the Loan Agreement must be repaid on or before May 27, 2011.

Initial borrowings under the Loan Agreement were subject to, among other things, the substantially concurrent repayment by Gamers of all amounts due and owing under the Gamers' existing second amended and restated loan agreement and $1,800,000 second amended and restated promissory note, each dated December 29, 2009, respectively, with The Columbia Bank and the satisfaction and termination of such borrowing (collectively, the “Columbia Bank Loan”). All amounts owed under the Columbia Bank Loan were satisfied and terminated by Gamers on May 6, 2010.

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

As of March 31, 2011, the balance on the revolver was $4,483,285.

On May 12, 2011, the Borrower entered into the second amendment (the “Second Amendment”) to the amended and restated loan agreement, dated November 23, 2010, as amended on January 28, 2011  (the “Amended Loan Agreement”) with Bank of America, N.A (the “Bank”).  The Second Amendment provides, among other things, that (i) the credit limit (x) is currently $3,858,285 and will increase upon certain events as set forth in the Second Amendment, (ii) the percentage of the balance due on Acceptable Receivables (as defined in the Amended Loan Agreement) in calculating the amount available under revolving line of credit to the Borrower has been reduced from 80% to 75%, (iii) the account balance does not include the amount of any counterclaims or offsets which have been or may be asserted against the Borrower by the account debtor (including offsets for any “contra accounts” owed by the Borrower to the account debtor for goods purchased by the Borrower or for services performed for the Borrower, (iv) effective April 1, 2011, the interest rate is a rate per year equal to the BBA LIBOR Daily Floating Rate plus an additional margin of 800 basis points per annum and (v) the expiration date of the line of credit has been extended from May 21, 2011 until August 26, 2011, or such earlier date as provided in the Second Amendment.

On May 12, 2011, the Company received a notice of waiver of the “Funded debt to EBITDA ratio” and the “Basic Fixed Charge Coverage Ratio” requirements under the line of credit facility, as such terms are defined in items, respectively, of the line of credit agreement.  The waiver is effective for the debt covenant requirement at March  31, 2011. The Company further agreed to suspend usage of the line of credit in excess of $3,858,285 pending further certain events as set forth in the Second Amendment.

Product Financing - Related Party

On July 22, 2010, Gamers entered into a DK Trading Sales Agreement with DK Trading pursuant to which DK Trading engaged Gamers to procure, purchase and sell up to $3,000,000 of pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading for a period from August 13, 2010 until September 15, 2010. In consideration for the services to be performed by Gamers under the Sales Agreement, Gamers is entitled to receive 100% of the net profit, if any, from the sale of products procured by DK Trading with the assistance of Gamers in excess of $600,000. If we or Gamers consummate an equity or equity-linked financing pursuant to which we raise aggregate gross proceeds of at least $3,000,000, DK Trading shall have the right to transfer, assign and sell to Gamers (i) any outstanding receivables for the face value of such receivables or (ii) products not sold to any purchasers for the purchase price of such products plus 20%. In addition, to the extent we are delinquent in paying DK Trading any such amounts to which it is entitled under the Sales Agreement, we are obligated to pay a fee to DK Trading, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to DK Trading when due. The balance due to DK Trading at March 31, 2011 amounted to $1,116,203 including $516,641 expensed as liquidated damages for delinquent payments.

Advances from Customer

On March 8, 2011, the Company received an advance from its largest customer in the amount of $630,000. There were no terms specified and the advance was applied to a subsequent invoice in May 2011.

Proceeds from the issuance of common stock

During the three months ended March 31, 2011, the Company did not receive any proceeds from the issuance of its common stock.

Cashflow analysis

Cash proceeds provided by operations was $359,819 during the period ending March 31, 2011 and cash used in operations was $4,292,508 during the period ended March 31, 2010. During the period ended March 31, 2011, our primary capital needs were for working capital necessary to fund operations and inventory purchases.

We utilized cash for investing activities of $38,050 and $49,953 during the periods ended March 31, 2011 and 2010, respectively. This increase is primarily attributable to the acquisition of equipment.

Cash provided from financing activities of $74,125 during the period ending March 31, 2011, compared to cash provided from financing activities was $4,001,948 during the period ending March 31, 2010. The current period increase is due to proceeds from the line of credit of $395,000 and advances from a customer of $630,000 offset by repayments on product financing arrangements of $884,000 and dividend payments of $66,875. The prior year increase is primarily attributable to funds received from the February 2010 Series A preferred private placements of $3,900,000, note payable advances from a related party of $316,862 and proceeds from Product Financing - related parties for inventory purchases of $1,091,742. The prior year financing activities also included repayments of certain notes payable of $1,306,656 during the period ending March 31, 2010.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

 Item 3.        Quantitative and Qualitative Disclosures About Market Risk

None.

 Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of March 31, 2011. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective  as of March 31, 2011 because of the items set forth below:

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

MANAGEMENT’S REMEDIATION PLAN

Based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

●
Prior to filing this report, we designed and are implementing robust corporate governance including: (1) direct oversight of our internal controls by the Audit Committee of our Board of Directors; (2) detailed review of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by the Audit Committee of our Board of Directors; (3) adoption and communication of our Code of Business Conduct and Ethics; (4) adoption and communication of our Policy on Insider Trading; (5) revision of policies within our employee handbook to ensure that appropriate disciplinary actions may be taken in the event an employee fails to properly perform their responsible internal controls or intentionally overrides any internal control and completion of employee training on the policy revisions; (6) adoption of charters for our Audit, Compensation, Governance and Nominating Committees of our Board of Directors; (7) adoption of our Whistleblower Policy, which includes our anonymous reporting system; and (8) adoption of our policy on reporting and investigating complaints regarding accounting, internal accounting controls or auditing matters and concerns regarding questionable accounting or auditing matters.

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

●
 Prior to filing this report, we improved our financial reporting and inventory and revenue procedures in financial reporting and in inventory and in revenue cycles and continue to implement fundamental controls aligned with our business strategy. There is a specific focus on customer contracts, revenue recognition and enhancing 3rd party shipper reporting requirements.

●	Prior to filing this report, we enhanced our stock option and warrant valuation procedures to incorporate a comparative analysis of firms similar to ours that have significant stock trading history.

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

GAME TRADING TECHNOLOGIES, INC

Date: May 16, 2011	By:	/s/ Todd Hays
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