Form 10-Q
period 2011-06-30
Game Trading Technologies, Inc.
filed 2011-08-19
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 15, 2011, there were 4,226,256 shares of the registrant’s common stock outstanding.

Game Trading Technologies, Inc.

PART I   FINANCIAL INFORMATION

 Item 1.    Financial Statements

Game Trading Technologies, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2011	December 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$947,797	$827,526
Restricted Cash	791,171	-
Accounts Receivable - Net of Allowance of $100,000 as of June 30, 2011 and December 31, 2010	3,936,376	2,795,864
Inventories, net of allowance for inventory write-off of $175,000, respectively	4,921,104	9,678,153
Prepaid Expenses And Other	266,807	72,511
TOTAL CURRENT ASSETS	10,863,255	13,374,054

Property and Equipment, net of accumulated depreciation of $421,276 and $371,893, respectively	414,562	414,895

Other Assets	17,927	17,927
	-

TOTAL ASSETS	$11,295,744	$13,806,876

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,569,592	$4,835,668
Product Financing - related party	1,054,403	1,789,562
Product Financing	2,199,483	-
Accrued expenses and other	800,416	617,441
Revolving Line of Credit	3,447,727	4,088,285
Registration Rights Liability	380,000	380,000
Note payable - related party	-	16,255
Revenue
TOTAL CURRENT LIABILITES	17,451,621	11,727,211

TOTAL LIABILITIES	17,451,621	11,727,211

Redeemable preferred stock, Series A; $.0001 par value, 3,000,000 shares authorized, 2,650,000 shares issued and outstanding at June, 30, 2011 and December 31, 2010, net (Face value $5,350,00)	1,504,630	902,759

Stockholders' equity (Deficit)

Preferred stock, $0.0001 par value, 17,000,000 shares authorized, none issued and outstanding as of June 30, 2011 and December, 31, 2010, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,226,256 shares issued and outstanding at June 30, 2011 and December 31, 2010,	423	423
Additional paid-in capital	8,209,911	7,867,885
Accumulated deficit	(15,870,841)	(6,691,402)
Total stockholders' equity (Deficit)	(7,660,507)	1,176,906

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,295,744	$13,806,876

The accompanying notes are integral parts of these financial statements.

Game Trading Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010

Net Sales	$7,067,397	$6,507,951	$16,219,519	$18,033,238
Cost of Sales	12,914,893	5,452,880	21,715,277	15,374,233
Gross Profit	(5,847,496)	1,055,071	(5,495,758)	2,659,005

Operating Expenses:
Selling, General and Administrative	1,318,495	1,278,620	2,347,920	2,613,323
Employee Stock Based Compensation	392,261	387,933	769,812	673,966
Non-Employee Stock Based Compensation	80,320	-	80,320	1,579,689
Depreciation	26,628	11,235	49,383	35,299
Total Operating Expense	1,817,704	1,677,788	3,247,435	4,902,277

Income (Loss) from Operations:	(7,665,200)	(622,717)	(8,743,193)	(2,243,272)

Other Income (Expenses):
Interest Expense, net	(81,455)	(18,333)	(112,406)	(83,268)
Product Financing Liquidated Damages	(113,200)	-	(323,841)	-
Other income	-	-	-	46,493
Total Other Expenses	(194,655)	(18,333)	(436,247)	(36,775)

Income (Loss) Before Income Taxes	(7,859,855)	(641,050)	(9,179,440)	(2,280,047)

Provision for Income Taxes	-	-	-	-

Net Loss	$(7,859,855)	$(641,050)	$(9,179,440)	$(2,280,047)

Accretion of preferred dividends	66,875	66,007	133,750	84,965
Accretion of preferred amortization of beneficial conversion and warrant features	267,498	254,166	534,996	319,166
Net loss attributable to common shareholders	$(8,194,228)	$(961,223)	$(9,848,186)	$(2,684,178)

Net income (loss) per share:
Income (loss) per share – basic & diluted	$(1.86)	$(0.15)	$(2.17)	$(0.58)

Weighted Average Common Shares Outstanding - basic & diluted	4,226,256	4,145,000	4,226,256	3,959,365

The accompanying notes are integral parts of these financial statements.

Game Trading Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Period Ended June 30,
	2011	2010
Cash flows from operating activities
Net Income (Loss)	$(9,179,440)	$(2,280,047)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & Amortization - Property and Equipment	49,383	35,299
Inventory valuation write-off	6,000,000	-
Issuance of Stock Warrants for Services	80,320	1,579,689
Stock Options for employee services	769,812	673,966
Product Financing Costs	199,483	-
Product Financing Liquidated Damages	323,841	-
Other	-	12,317
Changes in assets and liabilities
Account receivable	(1,140,512)	(206,345)
Inventory	(1,242,951)	(2,352,775)
Accounts payable	4,733,924	(1,515,038)
Accrued liabilities	182,975	8,473
Deferred Expenses	17,928	9,801
Prepaid expenses and deposits	(51,583)	(690,971)
Liabilities of discontinued operation	-	(67,186)

Net Cash Used In Operating Activities	743,180	(4,792,817)

Cash flows from investing activities
Purchases of fixed assets	(49,050)	(268,615)

Net Cash Provided (Used) In Investing Activities	(49,050)	(268,615)

Cash flows from financing activities
Proceeds from the sale of convertible preferred stock	-	5,675,000
Proceeds (Repayment) from line of credit, net	(640,558)	2,063,285
Net borrowings (repayment) in connection with Product financing facilities	149,829	-
Payments on notes payable	-	(2,750,000)
Payment of Series A preferred dividends	(66,875)	(18,958)
Issuance (Repayment) of note payable-related party	(16,255)	(390,022)

Net Cash Provided (Used) In Financing Activities	(573,859)	4,579,305

Net increase (decrease) in cash	120,271	(482,127)

Cash and cash equivalents at the beginning of the period	827,526	641,088

Cash and cash equivalents at the end of the period	$947,797	$158,961

Supplemental disclosure of cash flow information :

Cash paid for interest	$96,728	$83,267

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature of redeemable convertible preferred stock	$-	$2,067,393
Value of warrants issued with redeemable convertible preferred stock	$-	$3,607,607
Conversion of notes payable related party to series A preferred	$25,000	$25,000
Accretion of discount on redeemable preferred stock	$534,996	$319,166
Accretion of accrued dividend on redeemable preferred stock	$133,750	$66,007
Inventory Valuation Write-off	$6,000,000	$-

The accompanying notes are integral parts of these financial statements.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Game Trading Technologies, Inc. ("we", "us", "our", "or", the "Company") is a leading provider of comprehensive trading solutions and services for video game retailers, publishers, rental companies, and consumers.  Through our trading platform, we provide our customers with extensive services including valuation, procurement, refurbishment, and merchandising of pre-owned video games.  Additionally, through our trading platform, we process and market video game consoles, DVDs, and video game accessories, and provide related e-commerce retailing and interactive marketing services.

Business Combination and Corporate Restructure

On February 25, 2010, we completed a “reverse acquisition” transaction, in which we entered into a securities exchange agreement (the “Exchange Agreement”) with Gamers Factory, Inc., a Maryland corporation (“Gamers” or the “Company”) and for certain limited purposes, its stockholders.  Pursuant to the Exchange Agreement, the shareholders of Gamers transferred all of the issued and outstanding shares of common stock of Gamers to us in exchange for 3,545,000 newly issued shares of our common stock (the “Transaction”).   At the time of the Transaction, our corporate name was City Language Exchange, Inc.  Following the merger, we changed our name to Game Trading Technologies, Inc. (the “GTTI”) and our current trading symbol is “GMTD.PK.”   As a result of the Transaction, Gamers became our wholly-owned subsidiary, with Gamers’ former shareholders acquiring a majority of the outstanding shares of our common stock.

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

On April 20, 2010, certain holders of Unit Purchase Options exercised Unit Purchase Options to purchase 825,000 Units resulting in aggregate gross proceeds to us of $1,650,000. Each unit (“Unit”) consisted of one share of the Company’s series A convertible preferred stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $5.00 per share through April 20, 2015.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

On April 26, 2010, the holders of certain Unit Purchase Options exercised Options to purchase 62,500 units of the Company’s securities for aggregate gross proceeds of $125,000.  Each unit (“Unit”) consisted of one share of the Company’s series A convertible preferred stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $5.00 per share through April 26, 2015.

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

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated condensed financial statements is as follows:

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has reported a net loss of $7,859,855 and $9,179,440 for the three and six months ended June 30, 2011, respectively.  In addition, the Company has reported an accumulated deficit of $15,870,841 and a working capital deficit of $6,588,366 as of June 30, 2011. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company believes that its current revenues will be insufficient to satisfy its ongoing capital plan and will require additional financing in order to execute its operating plan and continue as a going concern. If the Company is unable to raise additional financing, it will not have the ability for expansion, repay its debt obligations when due, and/or respond to its market competition. Any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The Company cannot predict whether this additional financing will be in the form of equity or debt, or in other form.

The Company plans to take the following steps that it believes will be sufficient to provide it with the ability to continue as a going concern. The Company intends to raise capital through asset-based financing and/or the sale of its stock in private placements.  The Company believes that with this financing, it will be able to generate additional revenues that will allow it to continue as a going concern. There can be no assurance that the Company will be successful in obtaining additional financing.

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
June 30, 2011

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

Reverse Stock Split

Beginning at the open of trading on February 15, 2011, the Company affected a one for two (1:2) reverse stock split of the Company’s common stock, with every two (2) shares of common stock of the Company issued and outstanding being converted into one (1) share of common stock. The Board of Directors and shareholders approved the reverse stock split on October 28, 2010. As a result of the reverse stock split, the Company has approximately 4,226,256 shares of common stock issued and outstanding. The conversion and/or exercise prices of our issued and outstanding convertible securities, including shares of our series A convertible preferred stock, stock options and warrants, have been adjusted accordingly.

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

Accounts Receivable

The Company extends credit to customers without requiring collateral.  The Company uses the allowances method to provide for doubtful accounts based on management’s evaluations of the collectability of accounts receivable.  Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts.  Based on management’s evaluation of collectability, there is a $100,000 allowance for doubtful accounts as of June 30, 2011 and December 31, 2010 respectively.  During the six months ended June 30, 2011 and  the year ended December 31, 2010, the Company wrote off $39,898 and $292,100 respectively as uncollectible accounts receivables. The Company determines accounts receivable to be delinquent when greater than 30 days past due.  Accounts receivable are written off when it is determined that amounts are uncollectible.

GAME TRADING TECHNOLOGIES, INC .
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

Inventory

Inventory, consisting of goods held for resale, is stated at the lower of cost or market. Cost is determined using the weighted-average method. At June 30, 2011 and December 31, 2010, an allowance for obsolete inventory of $175,000, respectively, was deemed necessary based on management’s estimate of the realizability of the inventory. In June 2011, we recorded an Inventory write-off , which resulted in an increase in our Cost of Goods expense, primarily due to obsolescence or lack of marketability for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and due to a liquidation of inventory to satisfy our asset based lender's loan repayment requirements on or before August 26, 2011 (see Note 5). If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Revenue Recognition

Included in Accounting Standards Codification (“ASC”) 650 “Revenue Recognition”

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured.  The Company had $7,067,397 and $6,507,951 and $16,219,519 and $18,033,238 in revenue for the three and six months ended June 30, 2011 and June 30, 2010, respectively.

Shipping and Handling Costs

The Company includes its outbound shipping and handling costs in selling, general and administrative expenses.  Those costs were $289,376 and $404,974 for the three and six months ended June 30, 2011 and  $143,434 and $387,568 for the three and six months ended June 30, 2010, respectively.  Inbound shipping and handling costs are included as an allocation to inventory.  Those costs were $225,995 and $515,647 for the three and six months ended June 30, 2011 and $65,517 and $148,086 for the three and six months ended June 30 2010, respectively.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under ASC topic 815-40 "Derivatives and Hedging - Contracts in Entity's Own Equity" formerly Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”. ASC topic 815-40 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. As of June 30, 2011 and December 31, 2010, the Company accrued an estimated penalty of $380,000 which represents the anticipated penalty due from November 23, 2010 through the Rule 144 restriction period of March 8, 2011.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

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
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2011, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

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

Liquidity

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss of ($9,179,440) for the six months end June 30, 2011 and a net loss of ($2,280,047) for the six months ended June 30, 2010.  As of June 30, 2011, the Company’s current liabilities exceed its current assets by $6,588,366, with cash and cash equivalents representing $947,797.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

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

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

2.	PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2011 and December 31, 2010 consists of the following:

	6/30/11	12/31/10
Machinery and equipment	$586,190	$537,140
Computer equipment and software	249,648	249,648
	$835,838	$786,788
Less accumulated depreciation	421,276	371,893
Property and Equipment, net	$414,562	$414,895

Depreciation expense included as a charge to income was $26,628 and $49,383 for the three and six months end June 30, 2011 compared to $11,235 and $35,299 for the three and six months ended June 30, 2010, respectively.

3.	PRODUCT FINANCING

Obligations and Commitments under Product Financing Arrangement

In May 2011, the Company entered into a product financing arrangement with a party under ASC 470-40 Product Financing Arrangements. Accordingly, the remaining inventory and the related short-term debt have been included in the Balance Sheet at June 30, 2011 and the corresponding costs have been included in Statement of Operations as Cost of Sales. The Company is obligated to pay the vendor under this product financing arrangement upon its receipt of payments from financed products.

On April 15, 2011, the Company entered into a Sales Agency and Purchasing/Sales Services Agreement (the “Sales Agreement”) with Gamers Finance, LLC (“Gamers Finance”) pursuant to which Gamers Finance engaged the Company to procure, purchase and sell up pre-owned video games and associated packaging materials, together with such other merchandise as designated by Gamers Finance, on behalf of Gamers Finance for a period from April 15, 2011 until October 15, 2011. In consideration for the services to be performed by Gamers under the Sales Agreement, the Company is entitled to receive 70% of the aggregate net profit, if any, from the sale of products procured by Gamers Finance with the assistance of the Company. The aggregate net profits is defined as gross revenue net of i) applicable sales taxes ii) sales expenses iii) all discounts, allowances and credits, less the sum of (1) aggregate purchase price of products (2) all shipping and delivery costs and (3) a capital charge of 0.115% per day of the Term of all committed capital. If the Company consummates an equity or equity-linked financing pursuant to which it raise aggregate gross proceeds of at least $6,000,000, Gamers Finance shall have the right to transfer, assign and sell to the Company (i) any outstanding receivables for the face value of such receivables or (ii) products not sold to any purchasers for the purchase price of such products plus 10%. In addition, to the extent the Company is delinquent in paying Gamers Finance any such amounts to which it is entitled under the Sales Agreement, the Company is obligated to pay liquidated damages to Gamers Finance, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to Gamers Finance when due. Furthermore, Mr. Hays, the Company's President and Chief Executive Officer provided a personal guaranty in favor of Gamers Finance through the agreement period October 15, 2011. The Company has product advances of approximately $2,042,687 from Gamers Finance as of June 30, 2011 including accrued gross profit allocation of $68,383 and accrued capital charge of $131,100. Gamers Finance maintains a restricted cash account for unexpended Committed Capital for future purchases. The restricted cash balance as of June 30, 2011 amounted to $791,171.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

4.	PRODUCT FINANCING - RELATED PARTY

Obligations and Commitments under Product Financing Arrangement

In 2010, the Company entered into numerous product financing arrangement with a related party under ASC 470-40 Product Financing Arrangements. Accordingly, the remaining inventory and the related short-term debt have been included in the Balance Sheet at June 30, 2011 and December 31, 2010 and the corresponding costs have been included in Statement of Operations as Cost of Sales. The Company is obligated to pay the vendor under this product financing arrangement upon its receipt of payments from financed products.

On July 22, 2010, Gamers entered into a Sales Agency and Purchasing/Sales Services Agreement (the “Sales Agreement”) with DK Trading Partners, LLC (“DK Trading”) pursuant to which DK Trading engaged Gamers to procure, purchase and sell up to $3,000,000 of pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading for a period from August 13, 2010 until September 15, 2010. In consideration for the services to be performed by Gamers under the Sales Agreement, Gamers is entitled to receive 100% of the net profit, if any, from the sale of products procured by DK Trading with the assistance of Gamers in excess of $600,000. If we or Gamers consummate an equity or equity-linked financing pursuant to which we raise aggregate gross proceeds of at least $3,000,000, DK Trading shall have the right to transfer, assign and sell to Gamers (i) any outstanding receivables for the face value of such receivables or (ii) products not sold to any purchasers for the purchase price of such products plus 20%. DK Trading has agreed to limit its right to cause us to purchase outstanding receivables or products from them in connection with this offering to $500,000. In addition, to the extent we are delinquent in paying DK Trading any such amounts to which it is entitled under the Sales Agreement, we are obligated to pay liquidated damages to DK Trading, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to DK Trading when due. DK Trading is controlled by its managers, who include, among others, Gregg Smith, a shareholder of the Company. The Company expensed liquidated damages penalties in the amount of $113,200 and $0 for the three months and $324,194 and $0 for the six months ended June 30, 2011 and 2010, respectively. The balance due to DK Trading at June 30, 2011 and December 31, 2010 amounted to $1,054,403 and $1,789,562 including $629,841 and $305,647 as accumulated liquidated damages for delinquent payments, respectively.

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

Bank of America Revolver

On May 4, 2010, Gamers entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”) The Loan Agreement provides for a revolving line of credit to the Borrower equal to the lesser of (i) $2,500,000 or the sum of (a) 75% of the balance due on Acceptable Receivables (as defined in the Loan Agreement) and (b) the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Loan Agreement).

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

On November 23, 2010, the Company entered into an Amended and Restated Loan Agreement with the Bank. The Amended and Restated Loan Agreement provides for a revolving line of credit to the Company equal to the lesser of (i) $5,000,000 or (ii) the sum of (a) 80% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) and (b) the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement).

The Company has the right to prepay loans under the Amended and Restated Loan Agreement in whole or in part at any time. All amounts borrowed under the Loan Agreement was due on or before May 27, 2011. Loans under the Amended and Restated Loan Agreement bear interest at a rate equal to BBA LIBOR plus 2.50% per annum. In connection with the Amended and Restated Loan Agreement, as security for any obligation of the Company to Bank under the Amended and Restated Loan Agreement, the Company and Bank entered into an amended and restated security agreement, dated November 23, 2010 pursuant to which the Borrower granted Bank a first priority security interest in substantially all of the assets of Company.

On January 28, 2011, the Company entered into the First Amendment to the Amended and Restated Loan Agreement with Bank. The First Amendment provides that the revolving line of credit to the Company is now equal to the lesser of (i) $5,000,000 or (ii) the sum of (a) (1) for the period lasting from December 31, 2010 through and including February 15, 2011, 85% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) and (2) thereafter, 80% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) (b) (1) for the period lasting from December 31, 2010 through and including February 15, 2011, the lesser of $2,000,000 or 25% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement) and (2) thereafter, the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement).

On May 12, 2011, the Company entered into the second amendment (the “Second Amendment”) to the amended and restated loan agreement, dated November 23, 2010, as amended on January 28, 2011 (the “Amended Loan Agreement”) with Bank. The Second Amendment provides, among other things, that (i) the credit limit (x) is currently $3,858,285 and will increase upon certain events as set forth in the Second Amendment, (ii) the percentage of the balance due on Acceptable Receivables (as defined in the Amended Loan Agreement) in calculating the amount available under revolving line of credit to the Company has been reduced from 80% to 75%, (iii) the account balance does not include the amount of any counterclaims or offsets which have been or may be asserted against the Company by the account debtor (including offsets for any “contra accounts” owed by the Company to the account debtor for goods purchased by the Borrower or for services performed for the Company, (iv) effective April 1, 2011, the interest rate is a rate per year equal to the BBA LIBOR Daily Floating Rate plus an additional margin of 800 basis points per annum and (v) the expiration date of the line of credit has been extended from May 21, 2011 until August 26, 2011, or such earlier date as provided in the Second Amendment.

On June 24, 2011, the Company received a letter dated June 23, 2011 from Bank pursuant to which the Bank anticipates (and the Company has acknowledged) that the Borrower will fail to comply with the financial covenants set forth in the Loan Agreement for the period tested as of June 30, 2011 because the Company will not achieve, for the period tested as of June 30, 2011, either the Funded Debt to EBITDA Ratio (as defined in the Loan Agreement) required by Section 8.3 of the Loan Agreement or the Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) required by Section 8.4 of the Loan Agreement. As a result, the Bank informed the Company that this constitutes an event of default under Section 9.14 of the Loan Agreement (the “Existing Default”) and other events of default may also exist and are not waived under the Loan Agreement (together with the Existing Default, the “Events of Default”).

As a result of the occurrence of the Events of Default, the Bank stopped making any additional credit available to the Company and will not make any additional advances under the Line of Credit. All availability under the Line of Credit was terminated and the Bank reserved its right to collect any applicable default rate of interest, as provided under the Loan Agreement. In addition, the Company will continue to incur fees and costs in connection with the Events of Default and the Line of Credit, all of which shall be the Company 's responsibility. Furthermore, the Bank specifically reserved the right under the Loan Agreement, from time to time without notice, to declare any and all Obligations to be immediately due and payable.

As of June 30, 2011, the balance on the revolver was $3,447,727. The Company has incurred interest expense of $81,240 and $112,076 and $8,716 and $8,716 for the three and six months ended June 30, 2011 and 2010, respectively. The BBA LIBOR rate was .19% as of June 30, 2011.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

6.	NOTES PAYABLE – RELATED PARTY

Note Payable – TW Development LLC

On December 6, 2007, the Company issued a note payable of $500,000 to TW Development LLC. The note bears interest at 6% and matured on April 4, 2008, and had been extended to December 31, 2011.  The Company may repay this note at any time, in whole or in part, without penalty or additional interest. The balance as of June 30, 2011 and December 31, 2010 was $0 and $16,255, respectively. TW Development LLC is wholly owned by, our Chief Executive Officer, Todd Hays.

7.	REDEEMABLE PREFERRED STOCK

A summary of the Redeemable Preferred Stock at June 30, 2011 and December 31, 2010 is as follows:

	6/30/11	12/31/10
Redeemable preferred stock, Series A	$5,350,000	$5,350,000
Beneficial conversion feature, net of accumulated amortization of $618,894 and $423,996 at June 30, 2011 and December 31, 2010, respectively.	(1,448,499)	(1,643,397)
Value attributable to warrants attached to notes, net of accumulated amortization of $1,076,986 and $736,888 at June 30, 2011 and December 31, 2010, respectively.	(2,530,621)	(2,870,719)
Accumulated Dividends	133,750	66,875
	$1,504,630	$902,759

We are authorized to issue shares of our Series A Convertible Preferred Stock (“Series A”), $2.00 stated value. As of June 30, 2011, 20,000,000 shares of our Preferred Stock were authorized, with 2,837,500 shares designated as Series A, and 2,675,000 shares issued and outstanding. The rights and preferences of the Series A Convertible Preferred Stock include, among other things, the following:

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

On February 25, 2010, the Company sold 1,950,000 shares of Series A with attached warrants to purchase an aggregate of 975,000 shares of the Company’s common stock at $4.00 per share. The Company received $3,900,000 from the sale of the Series A shares. Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at June 30, 2011 and December 31, 2010.

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

 On April 20, 2010 and April 26, 2010, certain holders of Unit Purchase Options exercised Unit Purchase Options to purchase 825,000 and 62,500 shares, respectively of Series A resulting in aggregate gross proceeds to us of $1,650,000 and $125,000, respectively. Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at June 30, 2011 and December 31, 2010.

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

GAME TRADING TECHNOLOGIES, INC .
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

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

The charge to additional paid in capital for amortization of discount and costs for the period ended June 30, 2011 and 2010 was $534,996 and $319,166, respectively.

For the period ended June 30, 2011 and December 31, 2010 we have accrued dividends of $133,750 and $66,875, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.
.
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

The registration rights agreement requires the payment of liquidated damages to the investors of approximately 2% per month of the aggregate proceeds of $5,675,000 or the value of the unregistered shares at the time that the liquidated damages are assessed, until the registration statement is declared effective, payable at the option of the Company. On October 22, 2010, the holders of our Series A Preferred Stock and Series A Warrant issued in our February 2010 private placement agreed to waive any liquidated damages payable as a result of the failure to have a registration statement declared effective by October 23, 2010 until November 23, 2010. In accordance with ASC topic 815-40, the Company evaluated the likelihood of achieving registration statement effectiveness. Accordingly, the Company has accrued an estimate of $380,000 as of June 30, 2011 and December 31, 2010, to account for these potential liquidated damages from November 23, 2010 through the Rule 144 restriction period of March 8, 2011.

8.	CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.0001 per share. As of June 30, 2011 and December 31, 2010, the Company has authorized 3,000,000 shares of preferred stock as Series A preferred stock, of which 2,837,500 shares of preferred stock are designated as Series A Preferred Stock and 2,675,000 shares are issued and outstanding. The company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of June 30, 2011 and December 31, 2010, the Company has 4,226,256, respectively, of shares of common stock issued and outstanding.

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

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

9.	STOCK OPTIONS & WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at June 30, 2011, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$1.80	60,000	$1.80	4.86	20,000	$1.80
4.50	500,000	4.50	3.66	166,667	4.50
5.00	137,500	5.00	4.14	54,167	5.00
8.20	25,000	8.20	4.50	8,333	8.20
9.20	50,000	9.20	3.69	33,333	9.20
9.50	20,000	9.50	3.81	13,333	9.50
	792,500		3.87	295,833

A summary of the Company’s stock awards for options as of December 31, 2010 and changes for the six months ended June 30, 2011 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2010	742,500	$5.24
Granted	60,000	1.80
Exercised	—	—
Expired/Cancelled	(10,000)	9.50
Outstanding, June 30, 2011	792,500	4.92
Exercisable, June 30, 2011	295,833	4.95

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

The weighted-average fair value of stock options granted to employees during the six-month period ended June 30, 2011 and 2010 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	June 30, 2011	June 30, 2010
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.2%	3.5%
Expected stock price volatility	74%	74%
Expected dividend payout	-	-
Expected option life (in years)	5.0	5.0
Expected forfeiture rate	0%	0%
Fair value per share of options granted	$1.10	$3.36

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

Total stock-based compensation expense in connection with options granted to employees recognized in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2011 was $392,261 and $769,812 and for the three and six months ended June 30, 2010 was $387,933 and $673,966, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of June 30, 2011 is $0.

Warrants

The following table summarizes the changes in the warrants outstanding at June 30, 2011, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the Series A preferred private placement.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$1.30	560,000	$1.30	2.56	560,000	$1.30
4.00	2,118,438	4.00	3.87	2,118,438	4.00

	2,678,438		3.59	2,678,438

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

A summary of the Company’s stock awards for warrants as of December 31, 2010 and changes for the six months ended June 30, 2011 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2010	2,023,750	$3.98
Granted	654,688	4.00
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, June 30, 2011	2,678,438	3.45
Exercisable, June 30, 2011	2,678,438	3.45

The Company issued 300,000 compensatory warrants to non-employees in conjunction with the product financing transaction during the period ended June 30, 2011.  The warrants entitled the holder to purchase one share of the Company’s common stock per warrant, have a term of five years from the date of issuance with 100% coverage and an exercise price of $4.00.  The warrants are exercisable on a cashless exercise basis.  Under ACS 718 "Compensation - Stock Compensation"  (formerly FASB Statement 123R), the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 74% ; risk-free interest rate 2.12%; expected lives ranging from three years to five years.

The Company issued 1,418,750 warrants to Series A preferred stockholders and 200,000 compensatory warrants to non-employees during the year ended December 31, 2010.  The Series A Warrants entitled the holder to purchase one share of the Company’s common stock per warrant, have a term of five years from the date of issuance with 100% coverage and an exercise price of $5.00.  The warrants shall become exercisable on a cashless exercise basis if the underlying shares have not been fully registered within twelve months of the closing of the February 2010 private placement transaction.  Under ACS 718 "Compensation - Stock Compensation"  (formerly FASB Statement 123R), the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 74% ; risk-free interest rate .41%; expected lives ranging from three years to five years.

The Company issued 354,688 additional warrants and revised the exercise price from $5.00 to $4.00 to the Series A Warrant holders as the Company did not achieve an EBITDA level by March 31, 2011 in accordance with the Series A preferred warrant agreements issued in February and April 2010.

Total non-employee stock-based compensation expense in connection with warrants recognized in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2011 $80,320 and $80,320 and for the three and six months ended June 30, 2010 was $0 and $1,579,689, respectively, net of tax effect.

10.	RELATED PARTY TRANSACTIONS

The Company had a note payable outstanding of $16,255 due to TW Development, LLC, a company wholly owned by Todd Hays, our chief executive officer as of December 31, 2010. The note was paid in full in June 2011. For information regarding the note payable, see “Note Payable – Related Party” in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

On February 25, 2010, Mr. Hays, participated in the private placement of Series A Preferred Stock, purchasing 50,000 shares of Series A convertible redeemable preferred stock (convertible into 12,500 shares of common stock) and warrants to purchase 12,500 shares of common stock, for an aggregate purchase price of $100,000.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

In connection with the Series A Preferred Stock private placement transaction, on April 20, 2010, the Company entered into an Executive Officer Reimbursement Agreement with Todd Hays, the Company’s President and Chief Executive Officer, pursuant to which the Mr. Hays agreed to convert a portion of outstanding indebtedness of the Company owed to him into Series A shares and Warrants pursuant to the Securities Purchase Agreement.  Mr. Hays converted $25,000 of outstanding indebtedness into 12,500 Series A shares and Warrants to purchase 6,250 shares of Common Stock.

In 2010, the Company entered into certain agreements with DK Trading pursuant to which DK Trading engaged the Company to procure, purchase and sell pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading. See Note 4 Product Financing Agreement. DK Trading is controlled by its managers, who include, among others, Gregg Smith, a shareholder of the Company.

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

In December 2010, Mr. Michael DuGally joined the Company's Board of Directors. Mr. DuGally is president of Noram International Partners, Inc. a customer and a vendor to the Company and for the period ended June 30, 2011 and 2010 had sales of $232,735 and $100,798 and purchases of $90,233 and $10,758, respectively.

From time to time, the Company has received advances from certain of its officers and employees to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. Future advances are subjected to approval from the Company's independent directors.

11.	LOSS PER COMMON SHARE

The following table presents the computations of basic and diluted losses per share:.

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010
Net loss	$(7,859,855)	$(641,050)	$(9,179,440)	$(2,280,047)

Weighted average common shares - basic & diluted	4,226,256	4,145,000	4,226,256	3,959,365

Net loss per share
Net loss per share - basic & diluted	$(1.86)	$(0.15)	$(2.17)	$(0.58)

For the three and six months ended June 30, 2011 and three and six months ended 2010, there were 1,707,038  and 2,893,586 potential shares were excluded from shares used to calculate diluted losses per share, respectively, as their inclusion would reduce net losses per share.

12.	BUSINESS CONCENTRATION

Revenue from two (2) major customers accounted for a combined $11,506,880 and $14,348,707 of revenue for the six months ended June, 2011 and 2010, respectively.  These amounts represent 70% and 80% of the Company’s revenue for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and 2010, these customers accounted for 63% and 31% of accounts receivable, respectively.

Purchases from five (5) major suppliers approximated $11,808,874 of purchases, and two (2) major suppliers approximated $5,597,838 of purchases, for the six months ended June 30, 2011 and 2010, respectively. These amounts represent 80% and 34% of the Company’s supplies for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and 2010, these suppliers accounted for 75% and 25% of accounts payable, respectively.

13.	COMMITMENTS

Obligations

The Company has entered into an operating lease agreement for its warehouse and corporate offices located in Hunt Valley, MD. The current lease term expiration date is January 31, 2012. On October 14, 2010, the Company entered into an extension of the operating lease agreement including an additional 10,800 square feet through January 31, 2018.

GAME TRADING TECHNOLOGIES, INC .
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2011

Future minimum payments required under operating leases at June 30, 2011 are as follows:

Year Ending December 31:

2011 (remainder of the year)	111,120
2012	228,470
2013	234,969
2014	242,205
2015 and thereafter	793,984
$1,610,748

Rent expense plus common area maintenance and related facilities fees for the six months ended June, 2011 and 2010 totaled $138,753 and $105,623, respectively.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

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

Bank of America Amended and Restated Loan Agreement

On May 4, 2010, Gamers entered into a Loan Agreement (the “Loan Agreement”) with Bank. The Loan Agreement provides for a revolving line of credit to Gamers equal to the lesser of (i) $2,500,000 or the sum of (a) 75% of the balance due on Acceptable Receivables (as defined in the Loan Agreement) and (b) the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Loan Agreement).

On November 23, 2010, the Company entered into an Amended and Restated Loan Agreement with the Bank. The Amended and Restated Loan Agreement provides for a revolving line of credit to the Borrower equal to the lesser of (i) $5,000,000 or (ii) the sum of (a) 80% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) and (b) the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement).

The Company has the right to prepay loans under the Amended and Restated Loan Agreement in whole or in part at any time. All amounts borrowed under the Loan Agreement was due on or before May 27, 2011. Loans under the Amended and Restated Loan Agreement bear interest at a rate equal to BBA LIBOR plus 2.50% per annum. In connection with the Amended and Restated Loan Agreement, as security for any obligation of the Company to Bank under the Amended and Restated Loan Agreement, the Company and Bank entered into an amended and restated security agreement, dated November 23, 2010 pursuant to which the Company granted Bank a first priority security interest in substantially all of the assets of Company.

On January 28, 2011, the Company entered into the First Amendment to the Amended and Restated Loan Agreement with Bank. The First Amendment provides that the revolving line of credit to the Company is now equal to the lesser of (i) $5,000,000 or (ii) the sum of (a) (1) for the period lasting from December 31, 2010 through and including February 15, 2011, 85% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) and (2) thereafter, 80% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) (b) (1) for the period lasting from December 31, 2010 through and including February 15, 2011, the lesser of $2,000,000 or 25% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement) and (2) thereafter, the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement).

On May 12, 2011, the Company entered into the second amendment (the “Second Amendment”) to the amended and restated loan agreement, dated November 23, 2010, as amended on January 28, 2011 (the “Amended Loan Agreement”) with Bank. The Second Amendment provides, among other things, that (i) the credit limit (x) is currently $3,858,285 and will increase upon certain events as set forth in the Second Amendment, (ii) the percentage of the balance due on Acceptable Receivables (as defined in the Amended Loan Agreement) in calculating the amount available under revolving line of credit to the Company has been reduced from 80% to 75%, (iii) the account balance does not include the amount of any counterclaims or offsets which have been or may be asserted against the Borrower by the account debtor (including offsets for any “contra accounts” owed by the Company to the account debtor for goods purchased by the Company or for services performed for the Borrower, (iv) effective April 1, 2011, the interest rate is a rate per year equal to the BBA LIBOR Daily Floating Rate plus an additional margin of 800 basis points per annum and (v) the expiration date of the line of credit has been extended from May 21, 2011 until August 26, 2011, or such earlier date as provided in the Second Amendment.

On June 24, 2011, the Company received a letter dated June 23, 2011 from Bank pursuant to which the Bank anticipates (and the Company has acknowledged) that the Company will fail to comply with the financial covenants set forth in the Loan Agreement for the period tested as of June 30, 2011 because the Company will not achieve, for the period tested as of June 30, 2011, either the Funded Debt to EBITDA Ratio (as defined in the Loan Agreement) required by Section 8.3 of the Loan Agreement or the Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) required by Section 8.4 of the Loan Agreement. As a result, the Bank informed the Company that this constitutes an event of default under Section 9.14 of the Loan Agreement (the “Existing Default”) and other events of default may also exist and are not waived under the Loan Agreement (together with the Existing Default, the “Events of Default”).

As a result of the occurrence of the Events of Default, the Bank stopped making any additional credit available to the Company and will not make any additional advances under the Line of Credit. All availability under the Line of Credit was terminated and the Bank reserved its right to collect any applicable default rate of interest, as provided under the Loan Agreement. In addition, the Company will continue to incur fees and costs in connection with the Events of Default and the Line of Credit, all of which shall be the Company 's responsibility. Furthermore, the Bank specifically reserved the right under the Loan Agreement, from time to time without notice, to declare any and all Obligations to be immediately due and payable.

As of June 30, 2011, the balance on the revolver was $3,447,727.

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

Results of Operations - Three Months and Six Months ended June 30, 2011 compared to the Three and Six Months ended June 30, 2010

The table below outlines revenues and related cost of sales for comparable periods:

	Three months ended June 30,
	2011		2010		Variance

Revenue	$7,067,397	100%	$6,507,951	100%	$559,446	9%
Cost of Sales	12,914,893	182%	5,452,880	84%	7,462,013	136%
Gross Profit	$(5,847,496)	-82%	$1,055,071	16%	$(6,902,567)	-654%

	Six months ended June 30,
	2011		2010		Variance

Net Sales	$16,219,519	100%	$18,033,238	100%	$(1,813,719)	-10%
Cost of Sales	21,715,277	134%	15,374,233	85%	6,341,044	41%
Gross Profit	$(5,495,758)	-34%	$2,659,005	15%	$(8,154,763)	-306%

Net Sales. We had an increase in Net Sales of $559,446, or 9% and a decrease in revenue of $1,813,719, or -10% during the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010. The decrease for the six months ended June 30, 2011 was due primarily to constrained working capital and product financing availability.

Cost of Sales. During the three and six months ended June 30, 2011, we had an increase in cost of sales of $7,462,013, or 136%, and $6,341,044, or 41%, respectively, compared to the three and six months ended June 30, 2010. Our increase in Cost of Sales is primarily due to $6,000,000 inventory valuation write-off of our inventory attributable to future demand and market conditions and due to a liquidation of inventory to satisfy our asset based lender's loan repayment requirements on or before August 26, 2011. Furthermore, the decrease in cost of sales is also attributable to an increase in per unit average product and labor costs compared to the prior period.

Gross Profit. Gross profit decreased by $6,902,567, or -654% , and $8,154,763, or -306%, for the three and six months ended June 30, 2011, respectively, when compared to the three and six month period ended June 30, 2010. The decrease during the three and six months ended June 30, 2011 was primarily a resulting of the inventory valuation write-off in the current quarter. Furthermore, the decrease in gross profit margin is attributable to an unanticipated higher per unit labor requirement to service the Retail Ready programs and a more selective product requirement for our bulk sales and costs associated with obtaining special credit terms with certain vendors and product financing arrangements.

Operating Expense. Operating expenses, which consist of sales and marketing expenses, general and administrative costs, stock based compensation and depreciation totaled $1,817,704 and $3,247,435 during the three and six months ended June 30, 2011, respectively as compared to $1,677,788 and $4,902,277 during the three and six months ended June 30, 2010, respectively. The operating expenses for the three and six months ended June 30, 2011 increased by $139,916 and decreased by $1,654,842, respectively, as compared to the three and six months ended June 30, 2010. The major component of these expenses between the corresponding six month periods was the decrease in financing and merger transaction costs of $114,660 and $551,014 for the three and six months comparable periods and the prior year period non-employee stock based compensation of $1,579,689 for the six months ended June 30, 2010.

Selling, General and Administrative Expenses (SG&A). The SG&A expenses consist of salaries, advertising, professional service fees, investor relations services and overhead expenses, totaled $1,318,495 and $2,347,920 during the three and six months ended June 30, 2011, respectively, as compared to $1,278,620 and $2,613,323 during the three and six months ended June 30, 2010, respectively. SG&A increased by $39,875 and decreased $265,403 between the corresponding three and six months periods, respectively. The decrease between the corresponding three and six month periods is primarily attributable to financing and merger transaction costs of $114,660 and $551,014.

Stock Based Compensation . During the three and six months ended June 30, 2011 and 2010, the employee stock based compensation expense was $392,261 and $769,812 and $387,933 and $673,966, respectively, from issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method and the option shall become exercisable during the term of recipient’s employment.

Non-Employee Stock Based Compensation . For the three and six months ended June 30, 2011, $80,320 and $1,579,689 noncash charges were due to the issuance of 300,000 stock warrants in exchange for private placement referral in April 2011 and  professional services associated with reverse merger and private placement consummated in February 2010, respectively.  The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements.

Product Financing Liquidated Damages. In accordance with the agreement (the “DK Trading Sales Agreement”), dated July 22, 2010, between Gamers and DK Trading Partners LLC ( “DK Trading”), to the extent we are delinquent in paying DK Trading any such amounts to which it is entitled under the DK Trading Sales Agreement, we are obligated to pay liquidated damages to DK Trading, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to DK Trading when due. The balance due to DK Trading at June 30, 2011 amounted to $1,054,403, including $629,841 of accumulated liquidated damages for delinquent payments. The Product Financing Liquidated Damages amounted to $113,200 and $323,841 for the three and six months ended June 30, 2011, respectively. Further description of DK Trading Sales Agreement detailed in "Liquidity and Capital Resources" section and "Product Financing-Related Parties" in Note 4.

Registration Rights Liquidated Damages. The registration rights agreement we entered into in connection with the February 2010 private placement requires the payment of liquidated damages to the investors of approximately 2% per month of the aggregate proceeds of $5,675,000 or the value of the unregistered shares at the time that the liquidated damages are assessed, until the registration statement is declared effective, payable at the option of the Company. On October 22, 2010, the holders of our Series A Preferred Stock and Series A Warranted issued in our February 2010 private placement agreed to waive any liquidated damages payable as a result of the failure to have a registration statement declared effective by October 23, 2010 until November 23, 2010. In accordance with ASC topic 815-40 "Derivatives and Hedging - Contracts in Entity's Own Equity" formerly Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”, the Company evaluated the likelihood of achieving registration statement effectiveness. Accordingly, the Company previously accrued an estimate of $380,000 and as of June 30, 2011 and December 31, 2010, to account for these liquidated damages from November 23, 2010 through the Rule 144 restriction period of March 8, 2011.

Provision for Income Taxes. We are not been required to pay income taxes due to current year losses and net operating loss carryforwards from prior years.

Net Income (Loss). We had a net loss of ($7,859,855) and ($9,179,440) for the three and six months ended June 30, 2011 as compared to a net loss of ($641,050) and ($2,280,047) for the three and six months ended June 30, 2010. The current period loss is primarily attributable to  the valuation write-off of the inventory of $6,000,000 due to the liquidation of inventory to meet debt obligations in the third quarter 2011.

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

Working Capital

Our working capital decreased by $8,235,209 during the six months ended June 30, 2011 from a working capital surplus of $1,646,843 at December 31, 2010 to a working capital deficit of $6,588,366 at June 30, 2011.

The major changes in the working capital for the six months ended June 30, 2011 are as follows:

Changes in Current Assets

•	Accounts receivable increased in the amount of $ 1,140,512

•	Inventory decreased $4,757,049 attributable to the non-cash inventory valuation write-off of $6,000,000 offset by $1,242,951 for purchases of inventory

Change in Current Liabilities

•	Accounts payable increased in the amount of $4,733,924

•	A decrease in Product Financing - related party advances of $735,159

•	An increase in Product Financing of $2,199,483 offset by Restricted Cash of $791,171
•	A decrease in the Bank of America working line of credit of $640,558

Of the total current assets of $10,863,255 as of June 30, 2011, cash represented $947,797. Of the total current assets of $13,374,054 as of December 31, 2010, cash represented $827,526.

Working Capital Line of Credit

On May 4, 2010, Gamers entered into a Loan Agreement with Bank . The Loan Agreement provides for a revolving line of credit to Gamers equal to the lesser of (i) $5,000,000 or the sum of (a) 75% of the balance due on Acceptable Receivables (as defined in the Loan Agreement) and (b) the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Loan Agreement).

On November 23, 2010, the Company entered into an Amended and Restated Loan Agreement with the Bank. The Amended and Restated Loan Agreement provides for a revolving line of credit to the Borrower equal to the lesser of (i) $5,000,000 or (ii) the sum of (a) 80% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) and (b) the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement).

The Company has the right to prepay loans under the Amended and Restated Loan Agreement in whole or in part at any time. All amounts borrowed under the Loan Agreement was due on or before May 27, 2011. Loans under the Amended and Restated Loan Agreement bear interest at a rate equal to BBA LIBOR plus 2.50% per annum. In connection with the Amended and Restated Loan Agreement, as security for any obligation of the Company to Bank under the Amended and Restated Loan Agreement, the Company and Bank entered into an amended and restated security agreement, dated November 23, 2010 pursuant to which the Company granted Bank a first priority security interest in substantially all of the assets of Company.

On January 28, 2011, the Company entered into the First Amendment to the Amended and Restated Loan Agreement with Bank. The First Amendment provides that the revolving line of credit to the Company is now equal to the lesser of (i) $5,000,000 or (ii) the sum of (a) (1) for the period lasting from December 31, 2010 through and including February 15, 2011, 85% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) and (2) thereafter, 80% of the balance due on Acceptable Receivables (as defined in the Amended and Restated Loan Agreement) (b) (1) for the period lasting from December 31, 2010 through and including February 15, 2011, the lesser of $2,000,000 or 25% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement) and (2) thereafter, the lesser of $1,500,000 or 20% of the value of Acceptable Inventory (as defined in the Amended and Restated Loan Agreement).

On May 12, 2011, the Company entered into the Second Amendment to the amended and restated loan agreement, dated November 23, 2010, as amended on January 28, 2011 (the “Amended Loan Agreement”) with Bank. The Second Amendment provides, among other things, that (i) the credit limit (x) is currently $3,858,285 and will increase upon certain events as set forth in the Second Amendment, (ii) the percentage of the balance due on Acceptable Receivables (as defined in the Amended Loan Agreement) in calculating the amount available under revolving line of credit to the Company has been reduced from 80% to 75%, (iii) the account balance does not include the amount of any counterclaims or offsets which have been or may be asserted against the Borrower by the account debtor (including offsets for any “contra accounts” owed by the Company to the account debtor for goods purchased by the Company or for services performed for the Borrower, (iv) effective April 1, 2011, the interest rate is a rate per year equal to the BBA LIBOR Daily Floating Rate plus an additional margin of 800 basis points per annum and (v) the expiration date of the line of credit has been extended from May 21, 2011 until August 26, 2011, or such earlier date as provided in the Second Amendment.

On June 24, 2011, the Company received a letter dated June 23, 2011 from Bank pursuant to which the Bank anticipates (and the Company has acknowledged) that the Company will fail to comply with the financial covenants set forth in the Loan Agreement for the period tested as of June 30, 2011 because the Company will not achieve, for the period tested as of June 30, 2011, either the Funded Debt to EBITDA Ratio (as defined in the Loan Agreement) required by Section 8.3 of the Loan Agreement or the Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) required by Section 8.4 of the Loan Agreement. As a result, the Bank informed the Company that this constitutes an event of default under Section 9.14 of the Loan Agreement (the “Existing Default”) and other events of default may also exist and are not waived under the Loan Agreement (together with the Existing Default, the “Events of Default”).

As a result of the occurrence of the Events of Default, the Bank stopped making any additional credit available to the Company and will not make any additional advances under the Line of Credit. All availability under the Line of Credit was terminated and the Bank reserved its right to collect any applicable default rate of interest, as provided under the Loan Agreement. In addition, the Company will continue to incur fees and costs in connection with the Events of Default and the Line of Credit, all of which shall be the Company 's responsibility. Furthermore, the Bank specifically reserved the right under the Loan Agreement, from time to time without notice, to declare any and all Obligations to be immediately due and payable.

As of June 30, 2011, the balance on the revolver was $3,447,727.

Product Financing

On April 15, 2011, the Company entered into a Sales Agency and Purchasing/Sales Services Agreement (the “Sales Agreement”) with Gamers Finance, LLC (“Gamers Finance”) pursuant to which Gamers Finance engaged the Company to procure, purchase and sell up pre-owned video games and associated packaging materials, together with such other merchandise as designated by Gamers Finance, on behalf of Gamers Finance for a period from April 15, 2011 until October 15, 2011. In consideration for the services to be performed by the Company under the Sales Agreement, the Company is entitled to receive 70% of the aggregate net profit, if any, from the sale of products procured by Gamers Finance with the assistance of the Company. The aggregate net profits is defined as gross revenue net of i) applicable sales taxes ii) sales expenses iii) all discounts, allowances and credits, less the sum of (1) aggregate purchase price of products (2) all shipping and delivery costs and (3) a capital charge of 0.115% per day of the Term of all Committed Capital. If the Company consummates an equity or equity-linked financing pursuant to which the Company raises aggregate gross proceeds of at least $6,000,000, Gamers Finance shall have the right to transfer, assign and sell to the Company (i) any outstanding receivables for the face value of such receivables or (ii) products not sold to any purchasers for the purchase price of such products plus 10%. In addition, to the extent we are delinquent in paying Gamers Finance any such amounts to which it is entitled under the Sales Agreement, the Company is obligated to pay liquidated damages to Gamers Finance, for each day that the Company is delinquent in its payment obligations, in an amount equal to 0.25% of the amount not paid to Gamers Finance when due. Furthermore, Mr. Hays, the Company's President and Chief Executive Officer provided a personal guaranty in favor of Gamers Finance through the agreement period October 15, 2011. The Company has product advances of approximately $2,042,687 from Gamers Finance as of June 30, 2011 including accrued gross profit allocation of $68,383 and accrued capital charge of $131,100. Gamers Finance maintains a restricted cash account for unexpended Committed Capital for future purchases. The restricted cash balance as of June 30, 2011 amounted to $791,171.

Product Financing - Related Party

On July 22, 2010, Gamers entered into a DK Trading Sales Agreement with DK Trading pursuant to which DK Trading engaged Gamers to procure, purchase and sell up to $3,000,000 of pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading for a period from August 13, 2010 until September 15, 2010. In consideration for the services to be performed by Gamers under the Sales Agreement, Gamers is entitled to receive 100% of the net profit, if any, from the sale of products procured by DK Trading with the assistance of Gamers in excess of $600,000. If we or Gamers consummate an equity or equity-linked financing pursuant to which we raise aggregate gross proceeds of at least $3,000,000, DK Trading shall have the right to transfer, assign and sell to Gamers (i) any outstanding receivables for the face value of such receivables or (ii) products not sold to any purchasers for the purchase price of such products plus 20%. In addition, to the extent we are delinquent in paying DK Trading any such amounts to which it is entitled under the Sales Agreement, we are obligated to pay a fee to DK Trading, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to DK Trading when due. The balance due to DK Trading at June 30, 2011 amounted to $1,054,403 including $629,841 accumulated liquidated damages for delinquent payments.

Proceeds from the issuance of common stock

During the six months ended June 30, 2011, the Company did not receive any proceeds from the issuance of its common stock.

Cashflow analysis

Cash proceeds provided by operations was $743,180 during the period ending June 30, 2011 and cash used in operations was $4,792,817 during the period ended June 30, 2010. During the period ended June 30, 2011, our primary capital needs were for working capital necessary to fund operations and inventory purchases.

We utilized cash for investing activities of $49,050 and $268,615 during the periods ended June 30, 2011 and 2010, respectively. This increase is primarily attributable to the acquisition of equipment.

Cash used in financing activities of $573,859 during the period ending June 30, 2011, compared to cash provided from financing activities was $4,579,305 during the period ending June 30, 2010. The current period decrease is due to repayment from the line of credit of $640,558 and net advances from product financing arrangements of $2,000,000 offset by $791,171 held in Restricted Cash and related party product financing repayments of $1,059,000 and dividend payments of $66,875. The prior year increase is primarily attributable to funds received from the February 2010 Series A preferred private placements of $5,675,000, note payable repayments to a related party of $390,022 and proceeds from working capital line of credit of $2,063,285. The prior year financing activities also included repayments of certain notes payable of $2,750,000 during the period ending June 30, 2010.

We have continued to incur operating losses in the current year and to date have been unsuccessful in raising additional working capital and that we are dependent upon management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

As of June 30, 2011, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of June 30, 2011. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011 because of the items set forth below:

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

On April 15, 2011, we issued a warrant to purchase 300,000 shares of common stock (the "Warrant") to North Mohawk Capital LLC for financial advisor services in conjunction with a product financing agreement. The Warrant is exercisable for a period of 5 years from the date of issuance at an initial exercise price of $4. The consultant may exercise the Warrant on a cashless basis. In the event the consultant exercise the Warrant on a cashless basis, then we will not receive any proceeds. The warrant was issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Number	Description
31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

EX-101.INS	Xbrl Instance Document

EX-101.SCH	Xbrl Taxonomy Extension Schema Document

EX-101.CAL	Xbrl Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	Xbrl Taxonomy Extension Definition Linkbase Document

EX-101.LAB	Xbrl Taxonomy Extension Labels Linkbase Document

EX-101.PRE	Xbrl Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAME TRADING TECHNOLOGIES, INC

Date: August 19, 2011	By:	/s/ Todd Hays
Todd Hays
Chief Executive Officer