Form 10-Q/A
period 2011-06-30
Game Trading Technologies, Inc.
filed 2011-08-23
CIK 1382805

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

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to Game Trading Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 19, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

Number	Description
31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.*

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.*

101.INS	Xbrl Instance Document**

101.SCH	Xbrl Taxonomy Extension Schema Document**

101.CAL	Xbrl Taxonomy Extension Calculation Linkbase Document**

101.DEF	Xbrl Taxonomy Extension Definition Linkbase Document**

101.LAB	Xbrl Taxonomy Extension Labels Linkbase Document**

101.PRE	Xbrl Taxonomy Extension Presentation Linkbase Document**

___________________
*           These exhibits were previously included or incorporated by reference in Game Trading Technologies, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 19, 2011.

 **           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAME TRADING TECHNOLOGIES, INC

Date: August 23, 2011	By:	/s/ Richard Leimbach
Richard Leimbach
Chief Financial Officer

3