Form 10-Q
period 2011-09-30
Game Trading Technologies, Inc.
filed 2011-11-21
CIK 1382805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 18, 2011, there were 4,226,256 shares of the registrant’s common stock outstanding.

Game Trading Technologies, Inc.

PART I   FINANCIAL INFORMATION

  Item 1.    Financial Statements

Game Trading Technologies, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2011	December 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$338,369	$827,526
Restricted Cash	1,177,440	-
Accounts Receivable - Net of Allowance of $300,000 and $100,000 as of September 30, 2011 and December 31, 2010, respectively	4,291,128	2,795,864
Inventories, net of allowance for inventory write-off of $175,000, respectively	1,836,639	9,678,153
Prepaid Expenses And Other	44,975	72,511
TOTAL CURRENT ASSETS	7,688,551	13,374,054

Property and Equipment, net of accumulated depreciation of $421,276 and $371,893, respectively	388,552	414,895

Other Assets	17,927	17,927
	-

TOTAL ASSETS	$8,095,030	$13,806,876

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,311,200	$4,835,668
Product Financing - related party	838,938	1,789,562
Product Financing	2,392,532	-
Accrued expenses and other	726,186	617,441
Revolving Line of Credit	1,216,593	4,088,285
Registration Rights Liability	380,000	380,000
Note payable - related party	-	16,255
Advances - related party	35,423	-
TOTAL CURRENT LIABILITES	14,900,872	11,727,211

TOTAL LIABILITIES	14,900,872	11,727,211

Redeemable preferred stock, Series A; $.0001 par value, 3,000,000 shares authorized, 2,650,000 shares issued and outstanding at September, 30, 2011 and December 31, 2010, net (Face value $5,350,000)	1,839,003	902,759

Stockholders' equity (Deficit)

Preferred stock, $0.0001 par value, 17,000,000 shares authorized, none issued and outstanding as of September 30, 2011 and December, 31, 2010, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,226,256 shares issued and outstanding at September 30, 2011 and December 31, 2010,	423	423
Additional paid-in capital	8,234,528	7,867,885
Accumulated deficit	(16,879,796)	(6,691,402)
Total stockholders' equity (Deficit)	(8,644,845)	1,176,906

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,095,030	$13,806,876

The accompanying notes are integral parts of these financial statements.

 Game Trading Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010

Net Sales	$8,029,802	$8,005,366	$24,249,321	$26,038,605
Cost of Sales	7,291,172	7,927,525	29,006,449	23,301,759
Gross Profit	738,630	77,841	(4,757,128)	2,736,846

Operating Expenses:
Selling, General and Administrative	1,136,316	957,656	3,484,235	3,570,980
Employee Stock Based Compensation	358,990	452,285	1,128,802	1,126,251
Non-Employee Stock Based Compensation	120,480	-	200,800	1,579,689
Depreciation	26,009	24,501	75,392	59,800
Total Operating Expense	1,641,795	1,434,442	4,889,229	6,336,720

Income (Loss) from Operations:	(903,165)	(1,356,601)	(9,646,357)	(3,599,874)

Other Income (Expenses):
Interest Expense, net	(31,441)	(23,206)	(143,847)	(106,473)
Product Financing Liquidated Damages	(74,349)	-	(398,190)	-
Other income	-	-	-	46,493
Total Other Expenses	(105,790)	(23,206)	(542,037)	(59,980)

Income (Loss) Before Income Taxes	(1,008,955)	(1,379,807)	(10,188,394)	(3,659,854)

Provision for Income Taxes	-	-	-	-

Net Loss	$(1,008,955)	$(1,379,807)	$(10,188,394)	$(3,659,854)

Accretion of preferred dividends	66,875	70,939	200,625	155,903
Accretion of preferred amortization of beneficial conversion and warrant features	267,498	283,749	802,494	602,915
Net loss attributable to common shareholders	$(1,343,328)	$(1,734,495)	$(11,191,513)	$(4,418,672)

Net income (loss) per share:
Income (loss) per share – basic & diluted	$(0.24)	$(0.33)	$(2.41)	$(0.91)

Weighted Average Common Shares Outstanding - basic & diluted	4,226,256	4,145,000	4,226,256	4,021,923

The accompanying notes are integral parts of these financial statements.

 Game Trading Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Period Ended September 30,
	2011	2010
Cash flows from operating activities
Net Income (Loss)	$(10,188,394)	$(3,659,854)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation & Amortization - Property and Equipment	75,392	59,800
Inventory valuation write-off	6,000,000	-
Accounts receivable valuation write-off	200,000	-
Issuance of Stock Warrants for Services	200,800	1,579,689
Stock Options for employee services	1,128,802	1,126,251
Product Financing Costs	392,532	-
Product Financing Liquidated Damages	398,190	-
Other	-	12,317
Changes in assets and liabilities
Account receivable	(1,695,264)	(1,801,167)
Inventory	1,841,514	(4,860,326)
Accounts payable	4,475,532	(707,640)
Accrued liabilities	108,745	105,149
Deferred Expenses	-	9,801
Prepaid expenses and deposits	67,696	(136,568)
Liabilities of discontinued operation	-	(88,921)

Net Cash Used In Operating Activities	3,005,546	(8,361,469)

Cash flows from investing activities
Purchases of fixed assets	(49,050)	(280,315)

Net Cash Provided (Used) In Investing Activities	(49,050)	(280,315)

Cash flows from financing activities
Proceeds from the sale of convertible preferred stock	-	5,675,000
Proceeds (Repayment) from line of credit, net	(2,871,692)	2,363,285
Net borrowings (repayment) in connection with Product financing facilities	(526,254)	3,599,562
Payments on notes payable	-	(2,750,000)
Payment of Series A preferred dividends	(66,875)	(83,979)
Advances from related party	35,423	-
Issuance (Repayment) of note payable-related party	(16,255)	(392,169)

Net Cash Provided (Used) In Financing Activities	(3,445,653)	8,411,699

Net increase (decrease) in cash	(489,157)	(230,085)

Cash and cash equivalents at the beginning of the period	827,526	641,088

Cash and cash equivalents at the end of the period	$338,369	$411,003

Supplemental disclosure of cash flow information :

Cash paid for interest	$154,336	$106,473

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature of redeemable convertible preferred stock	$-	$2,067,393
Value of warrants issued with redeemable convertible preferred stock	$-	$3,607,607
Conversion of notes payable related party to series A preferred	$-	$25,000
Accretion of discount on redeemable preferred stock	$802,494	$602,915
Accretion of accrued dividend on redeemable preferred stock	$200,625	$71,924
Inventory Valuation Write-off	$6,000,000	$-

The accompanying notes are integral parts of these financial statements.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2011

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
September 30, 2011

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

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated condensed financial statements is as follows:

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has reported a net loss of $1,088,955, and $10,188,394 for the three and nine months ended September 30, 2011, respectively.  In addition, the Company has reported an accumulated deficit of $16,879,796 and a working capital deficit of $7,212,321 as of September 30, 2011. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The Company plans to take the following steps that it believes will be sufficient to provide it with the ability to continue as a going concern. The Company intends to raise capital through asset-based financing and/or the sale of its stock in private placements.  The Company believes that with this financing, it will be able to generate additional revenues that will allow it to continue as a going concern. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

Principle of Consolidation

The consolidated condensed financial statements include the accounts of the Company and its subsidiary.  Intercompany transactions and balances have been eliminated.  Equity investments in which the Company exercises significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.  Investments in which the Company is not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2011

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

Accounts Receivable

The Company extends credit to customers without requiring collateral.  The Company uses the allowances method to provide for doubtful accounts based on management’s evaluations of the collectability of accounts receivable.  Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts. Management's estimate is subject to fluctuate if factors considered in the evaluation of the outstanding receivable change such as the financial stability a customer or an unforeseen contract dispute.  Based on management’s evaluation of collectability, there is a $300,000 and $100,000 allowance for doubtful accounts as of September 30, 2011 and December 31, 2010 respectively.  During the nine months ended September 30, 2011 and  the year ended December 31, 2010, the Company wrote off $239,898 and $292,100 respectively as uncollectible accounts receivables. The Company determines accounts receivable to be delinquent when greater than 30 days past due.  Accounts receivable are written off when it is determined that amounts are uncollectible.

GAME TRADING TECHNOLOGIES, INC .
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2011

Inventory

Inventory, consisting of goods held for resale, is stated at the lower of cost or market. Cost is determined using the weighted-average method. At September 30, 2011 and December 31, 2010, an allowance for obsolete inventory of $175,000, respectively, was deemed necessary based on management’s estimate of the realizability of the inventory. Management evaluated the inventory based upon a lower of cost or market assessment of inventory values to an anticipated distribution of the primary distribution channels: Retail Ready, Consumer Director, or Bulk. The values of the inventory are subject to change to the extent product demand and market values of the dramatically decrease or the Company reallocates the inventory to a different distribution channel which may result in longer sale lead times, additional refurbishment requirements or extensive price reductions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Revenue Recognition

Included in Accounting Standards Codification (“ASC”) 650 “Revenue Recognition”

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured.  Shipment is deemed to have occurred when the Company’s customer has taken titled and assumed the risks and rewards of ownership of the products specified in the purchase order or contracts. The Company's bulk contracts, which constitutes the majority of historical revenue, have stated terms of "FOB destination". The Company had $8,029,802 and $8,005,366 and $24,249,321 and $26,038,605 in revenue for the three and nine months ended September 30, 2011 and September 30, 2010, respectively.

Shipping and Handling Costs

The Company includes its outbound shipping and handling costs in selling, general and administrative expenses.  Those costs were $182,055 and $587,029 for the three and nine months ended September 30, 2011 and  $170,062 and $557,630 for the three and nine months ended September 30, 2010, respectively.  Inbound shipping and handling costs are included as an allocation to inventory.  Those costs were $35,299 and $550,946 for the three and nine months ended September 30, 2011 and $155,671 and $303,757 for the three and nine months ended September 30 2010, respectively.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under ASC topic 815-40 "Derivatives and Hedging - Contracts in Entity's Own Equity" formerly Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”. ASC topic 815-40 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. As of September 30, 2011 and December 31, 2010, the Company accrued an estimated penalty of $380,000 which represents the anticipated penalty due from November 23, 2010 through the Rule 144 restriction period of March 8, 2011.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2011

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
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2011

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2011, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

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

Liquidity

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss of ($10,188,394) for the nine months end September 30, 2011 and a net loss of ($3,659,854) for the nine months ended September 30, 2010.  As of September 30, 2011, the Company’s current liabilities exceed its current assets by $7,212,321, with cash and cash equivalents representing $338,309.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2011

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

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2011

2.	PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2011 and December 31, 2010 consists of the following:

	9/30/11	12/31/10
Machinery and equipment	$586,190	$537,140
Computer equipment and software	249,648	249,648
	$835,838	$786,788
Less accumulated depreciation	447,286	371,893
Property and Equipment, net	$388,552	$414,895

Depreciation expense included as a charge to income was $26,009 and $75,392 for the three and nine months end September 30, 2011 compared to $24,501 and $59,800 for the three and nine months ended September 30, 2010, respectively.

3.	PRODUCT FINANCING

Obligations and Commitments under Product Financing Arrangement

The Company entered into a product financing arrangement with a party under ASC 470-40 Product Financing Arrangements. Accordingly, the remaining inventory and the related short-term debt have been included in the Balance Sheet at September 30, 2011 and the corresponding costs have been included in Statement of Operations as Cost of Sales. The Company is obligated to pay the vendor under this product financing arrangement upon its receipt of payments from financed products.

On April 15, 2011, the Company entered into a Sales Agency and Purchasing/Sales Services Agreement (the “Sales Agreement”) with Gamers Finance, LLC (“Gamers Finance”) pursuant to which Gamers Finance engaged the Company to procure, purchase and sell up pre-owned video games and associated packaging materials, together with such other merchandise as designated by Gamers Finance, on behalf of Gamers Finance for a period from April 15, 2011 until October 15, 2011. In consideration for the services to be performed by Gamers under the Sales Agreement, the Company is entitled to receive 70% of the aggregate net profit, if any, from the sale of products procured by Gamers Finance with the assistance of the Company. The aggregate net profits is defined as gross revenue net of i) applicable sales taxes ii) sales expenses iii) all discounts, allowances and credits, less the sum of (1) aggregate purchase price of products (2) all shipping and delivery costs and (3) a capital charge of 0.115% per day of the Term of all committed capital. If the Company consummates an equity or equity-linked financing pursuant to which it raise aggregate gross proceeds of at least $6,000,000, Gamers Finance shall have the right to transfer, assign and sell to the Company (i) any outstanding receivables for the face value of such receivables or (ii) products not sold to any purchasers for the purchase price of such products plus 10%. In addition, to the extent the Company is delinquent in paying Gamers Finance any such amounts to which it is entitled under the Sales Agreement, the Company is obligated to pay liquidated damages to Gamers Finance, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to Gamers Finance when due. Furthermore, Mr. Hays, the Company's President and Chief Executive Officer provided a personal guaranty in favor of Gamers Finance through the agreement period October 15, 2011. The Company has product advances of approximately $2,392,532 from Gamers Finance as of September 30, 2011 including accrued gross profit allocation of $161,441 and accrued capital charge of $231,091. Gamers Finance maintains a restricted cash account for unexpended Committed Capital for future purchases. The restricted cash balance as of September 30, 2011 amounted to $1,177,440.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2011

4.	PRODUCT FINANCING - RELATED PARTY

Obligations and Commitments under Product Financing Arrangement

In 2010, the Company entered into numerous product financing arrangement with a related party under ASC 470-40 Product Financing Arrangements. Accordingly, the remaining inventory and the related short-term debt have been included in the Balance Sheet at September 30, 2011 and December 31, 2010 and the corresponding costs have been included in Statement of Operations as Cost of Sales. The Company is obligated to pay the vendor under this product financing arrangement upon its receipt of payments from financed products.

On July 22, 2010, Gamers entered into a Sales Agency and Purchasing/Sales Services Agreement (the “Sales Agreement”) with DK Trading Partners, LLC (“DK Trading”) pursuant to which DK Trading engaged Gamers to procure, purchase and sell up to $3,000,000 of pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading for a period from August 13, 2010 until September 15, 2010. In consideration for the services to be performed by Gamers under the Sales Agreement, Gamers is entitled to receive 100% of the net profit, if any, from the sale of products procured by DK Trading with the assistance of Gamers in excess of $600,000. If we or Gamers consummate an equity or equity-linked financing pursuant to which we raise aggregate gross proceeds of at least $3,000,000, DK Trading shall have the right to transfer, assign and sell to Gamers (i) any outstanding receivables for the face value of such receivables or (ii) products not sold to any purchasers for the purchase price of such products plus 20%.. In addition, to the extent we are delinquent in paying DK Trading any such amounts to which it is entitled under the Sales Agreement, we are obligated to pay liquidated damages to DK Trading, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to DK Trading when due. DK Trading is controlled by its managers, who include, among others, Gregg Smith, a shareholder of the Company. The Company expensed liquidated damages penalties in the amount of $74,349 and $0 for the three months and $398,190 and $0 for the nine months ended September 30, 2011 and 2010, respectively. The balance due to DK Trading at September 30, 2011 and December 31, 2010 amounted to $838,938 and $1,789,562 including $704,376 and $305,647 as accumulated liquidated damages for delinquent payments, respectively.

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
September 30, 2011

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

On June 24, 2011, the Company received a letter dated June 23, 2011 from Bank pursuant to which the Bank anticipates (and the Company has acknowledged) that the Borrower will fail to comply with the financial covenants set forth in the Loan Agreement for the period tested as of June 30, 2011 because the Company would not achieve, for the period tested as of June 30, 2011, either the Funded Debt to EBITDA Ratio (as defined in the Loan Agreement) required by Section 8.3 of the Loan Agreement or the Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) required by Section 8.4 of the Loan Agreement. As a result, the Bank informed the Company that this constitutes an event of default under Section 9.14 of the Loan Agreement (the “Existing Default”) and other events of default may also exist and are not waived under the Loan Agreement (together with the Existing Default, the “Events of Default”).

As a result of the occurrence of the Events of Default, the Bank stopped making any additional credit available to the Company and will not make any additional advances under the Line of Credit. All availability under the Line of Credit was terminated and the Bank reserved its right to collect any applicable default rate of interest, as provided under the Loan Agreement. In addition, the Company will continue to incur fees and costs in connection with the Events of Default and the Line of Credit, all of which shall be the Company's responsibility. Furthermore, the Bank specifically reserved the right under the Loan Agreement, from time to time without notice, to declare any and all Obligations to be immediately due and payable.

As of September 30, 2011, the balance on the revolver was $1,216,593.   The Company has incurred interest expense of $31,441 and $143,847 and $8,716 and $8,716 for the three and nine months ended September 30, 2011 and 2010, respectively. The BBA LIBOR rate was .23% as of September 30, 2011.

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2011

6.	NOTES PAYABLE – RELATED PARTY

Note Payable – TW Development LLC

On December 6, 2007, the Company issued a note payable of $500,000 to TW Development LLC. The note bears interest at 6% and matured on April 4, 2008, and had been extended to December 31, 2011.  The Company may repay this note at any time, in whole or in part, without penalty or additional interest. The balance as of September 30, 2011 and December 31, 2010 was $0 and $16,255, respectively. TW Development LLC is wholly owned by, our Chief Executive Officer, Todd Hays.

7.	REDEEMABLE PREFERRED STOCK

A summary of the Redeemable Preferred Stock at September 30, 2011 and December 31, 2010 is as follows:

	9/30/11	12/31/10
Redeemable preferred stock, Series A	$5,350,000	$5,350,000
Beneficial conversion feature, net of accumulated amortization of $716,343 and $423,996 at September 30, 2011 and December 31, 2010, respectively.	(1,351,050)	(1,643,397)
Value attributable to warrants attached to notes, net of accumulated amortization of $1,247,035 and $736,888 at September 30, 2011 and December 31, 2010, respectively.	(2,360,572)	(2,870,719)
Accumulated Dividends	200,625	66,875
	$1,839,003	$902,759

We are authorized to issue shares of our Series A Convertible Preferred Stock (“Series A”), $2.00 stated value. As of September 30, 2011, 20,000,000 shares of our Preferred Stock were authorized, with 2,837,500 shares designated as Series A, and 2,675,000 shares issued and outstanding. The rights and preferences of the Series A Convertible Preferred Stock include, among other things, the following:

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

On February 25, 2010, the Company sold 1,950,000 shares of Series A with attached warrants to purchase an aggregate of 975,000 shares of the Company’s common stock at $4.00 per share. The Company received $3,900,000 from the sale of the Series A shares. Since the Series A may ultimately be redeemable at the option of the holder, the carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at September 30, 2011 and December 31, 2010.

There are no certain conditions or specified redemptions date upon which a conversion would be required therefore the Company is relegated to the decision of the Series A holder as to any conversion except for an Automatic Conversion upon a Qualified Public Offering. In accordance with the provisions of the Company’s series A convertible preferred stock, upon the consummation of an underwritten public offering for gross proceeds of at least $10,000,000 at a per share price equal to at least $8.00 per share and provided all of the shares of common stock issuable upon conversion of o the Company’s series A convertible preferred stock and upon exercise of the warrants to purchase shares of the Company’s common stock issued to the investors in our February 2010 private placement are registered or such registration requirement is waived, all outstanding shares of series A convertible preferred stock plus all accrued but unpaid dividends thereon shall automatically be converted into shares of the Company’s common stock at a conversion price of $4.00 per share.

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

 On April 20, 2010 and April 26, 2010, certain holders of Unit Purchase Options exercised Unit Purchase Options to purchase 825,000 and 62,500 shares, respectively of Series A resulting in aggregate gross proceeds to us of $1,650,000 and $125,000, respectively. The carrying value of the preferred stock, net of discount and accumulated dividends, has been classified as temporary equity on the balance sheet at September 30, 2011 and December 31, 2010.

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
September 30, 2011

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

The charge to additional paid in capital for amortization of discount and costs for the period ended September 30, 2011 and 2010 was $802,494 and $602,915, respectively.

For the period ended September 30, 2011 and December 31, 2010 we have accrued dividends of $200,625 and $66,875, respectively. The accrued dividends have been charged to additional paid-in capital (since there is a deficit in retained earnings) and the net unpaid accrued dividends been added to the carrying value of the preferred stock.
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

The registration rights agreement requires the payment of liquidated damages to the investors of approximately 2% per month of the aggregate proceeds of $5,675,000 or the value of the unregistered shares at the time that the liquidated damages are assessed, until the registration statement is declared effective, payable at the option of the Company. On October 22, 2010, the holders of our Series A Preferred Stock and Series A Warrant issued in our February 2010 private placement agreed to waive any liquidated damages payable as a result of the failure to have a registration statement declared effective by October 23, 2010 until November 23, 2010. In accordance with ASC topic 815-40, the Company evaluated the likelihood of achieving registration statement effectiveness. Accordingly, the Company has accrued an estimate of $380,000 as of September 30, 2011 and December 31, 2010, to account for these potential liquidated damages from November 23, 2010 through the Rule 144 restriction period of March 8, 2011.

8.	CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.0001 per share. As of September 30, 2011 and December 31, 2010, the Company has authorized 3,000,000 shares of preferred stock as Series A preferred stock, of which 2,837,500 shares of preferred stock are designated as Series A Preferred Stock and 2,675,000 shares are issued and outstanding. The company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of September 30, 2011 and December 31, 2010, the Company has 4,226,256, respectively, of shares of common stock issued and outstanding.

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
September 30, 2011

9.	STOCK OPTIONS & WARRANTS

Employee Stock Options

The following table summarizes the changes in the options outstanding at September 30, 2011, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$1.80	60,000	$1.80	4.61	20,000	$1.80
4.50	500,000	4.50	3.41	166,667	4.50
5.00	25,000	5.00	3.44	16,667	5.00
8.20	25,000	8.20	4.25	8,333	8.20
9.20	50,000	9.20	3.44	33,333	9.20
9.50	20,000	9.50	3.56	6,667	9.50
	680,000		3.55	251,667

A summary of the Company’s stock awards for options as of December 31, 2010 and changes for the nine months ended September 30, 2011 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2010	742,500	$5.24
Granted	60,000	1.80
Exercised	—	—
Expired/Cancelled	(122,500)	5.37
Outstanding, September 30, 2011	680,000	4.91
Exercisable, September 30, 2011	251,667	4.95

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2011

The weighted-average fair value of stock options granted to employees during the nine-month period ended September 30, 2011 and 2010 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	September 30, 2011	September 30, 2010
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.2%	3.5%
Expected stock price volatility	74%	74%
Expected dividend payout	-	-
Expected option life (in years)	5.0	5.0
Expected forfeiture rate	0%	0%
Fair value per share of options granted	$1.10	$3.36

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

Total stock-based compensation expense in connection with options granted to employees recognized in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2011 was $358,990 and $1,128,802 and for the three and nine months ended September 30, 2010 was $452,285 and $1,126,251, respectively, net of tax effect. Additionally, the aggregate intrinsic value of options outstanding and unvested as of September 30, 2011 is $0.

Warrants

The following table summarizes the changes in the warrants outstanding at September 30, 2011, and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.  These warrants were issued in lieu of cash compensation for services performed or financing expenses and in connection with the Series A preferred private placement.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$1.30	560,000	$1.30	2.31	560,000	$1.30
4.00	2,118,438	4.00	3.62	2,118,438	4.00

	2,678,438		3.34	2,678,438

GAME TRADING TECHNOLOGIES, INC.
and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2011

A summary of the Company’s stock awards for warrants as of December 31, 2010 and changes for the nine months ended September 30, 2011 is presented below:

	Options and Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2010	2,023,750	$3.98
Granted	654,688	4.00
Exercised	—	—
Expired/Cancelled	—	—
Outstanding, September 30, 2011	2,678,438	3.34
Exercisable, September 30, 2011	2,678,438	3.34

The Company issued 300,000 compensatory warrants to non-employees in conjunction with the product financing transaction during the period ended September 30, 2011.  The warrants entitled the holder to purchase one share of the Company’s common stock per warrant, have a term of five years from the date of issuance with 100% coverage and an exercise price of $4.00.  The warrants are exercisable on a cashless exercise basis.  Under ACS 718 "Compensation - Stock Compensation"  (formerly FASB Statement 123R), the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility is 74% ; risk-free interest rate 2.12%; expected lives ranging from three years to five years.

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

Total non-employee stock-based compensation expense in connection with warrants recognized in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2011 $120,480 and $200,800 and for the three and nine months ended September 30, 2010 was $0 and $1,579,689, respectively, net of tax effect.

10.	RELATED PARTY TRANSACTIONS

In September 2011, our Chief Executive Officer, Todd Hays, advanced $35,423 to the Company for working capital purposes. These advances may not have formal repayment terms or arrangements.

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
September 30, 2011

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

In December 2010, Mr. Michael DuGally joined the Company's Board of Directors. Mr. DuGally is president of Noram International Partners, Inc. a customer and a vendor to the Company and for the period ended September 30, 2011 and 2010 had sales of $94,900 and $76,481 and purchases of $84,709 and $27,726, respectively.

From time to time, the Company has received advances from certain of its officers and employees to meet short term working capital needs. These advances may not have formal repayment terms or arrangements. Future advances are subjected to approval from the Company's independent directors.

11.	LOSS PER COMMON SHARE

The following table presents the computations of basic and diluted losses per share:.

	Three months ended September 30,		Nine months ended September 30,

	2011	2010	2011	2010
Net loss	$(1,008,955)	$(1,379,807)	$(10,188,394)	$(3,659,854)

Weighted average common shares - basic & diluted	4,226,256	4,145,000	4,226,256	4,021,923

Net loss per share
Net loss per share - basic & diluted	$(0.24)	$(0.33)	$(2.41)	$(0.91)

For the three and nine months ended September 30, 2011 and three and nine months ended 2010, there were 1,664,235  and 2,893,586 potential shares were excluded from shares used to calculate diluted losses per share, respectively, as their inclusion would reduce net losses per share.

12.	BUSINESS CONCENTRATION

Revenue from three (3) and two (2) major customers accounted for a combined $18,352,485 and $20,375,506 of revenue for the nine months ended September, 2011 and 2010, respectively.  These amounts represent 76% and 78% of the Company’s revenue for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and 2010, these customers accounted for 75% and 58% of accounts receivable, respectively.

 Purchases from five (5) major suppliers approximated $15,252,724 of purchases, and four (4) major suppliers approximated $13,772,946 of purchases, for the nine months ended September 30, 2011 and 2010, respectively. These amounts represent 78% and 53% of the Company’s supplies for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and 2010, these suppliers accounted for 80% and 21% of accounts payable, respectively.

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
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2011

Future minimum payments required under operating leases at September 30, 2011 are as follows:

Year Ending December 31:

2011 (remainder of the year)	55,845
2012	228,470
2013	234,969
2014	242,205
2015 and thereafter	793,984
$1,555,472

Rent expense plus common area maintenance and related facilities fees for the nine months ended September, 2011 and 2010 totaled $205,296 and $172,491, respectively.

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

On August 29, 2011, the Company entered into an employment separation agreement (the “Separation Agreement”) with Richard Leimbach (“Employee”), pursuant to which Employee’s employment as chief financial officer of the Company ended on September 1, 2011 (the “Separation Date”).  Employee also agreed to cooperation with the Company, upon the Company’s request, to effect a transition of Employee’s responsibilities, to include, among other things, assisting the Company with its ongoing reporting obligations with the Securities and Exchange Commission through the filing date of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

In connection with the Separation Agreement, Employee shall receive the following payments from the Company: (i) a final paycheck for work performed through the Separation Date, (ii) an amount in cash for accrued but unused vacation, sick and personal leave, (iii) severance pay for (26) weeks beginning after the Separation Date and (iv) group insurance (heath, dental, life) equivalent to that provided to all Company senior executives for a period of fifty-two weeks after the Separation Date.  Furthermore, as a result of his resignation and the entry into the Separation Agreement, the option to purchase 112,500 shares of the Company’s common stock granted to the Employee will terminate.

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

As of September 30, 2011, the balance on the revolver was $1,216,593.

Critical Accounting Assumptions

Accounts Receivable

The Company extends credit to customers without requiring collateral.  The Company uses the allowances method to provide for doubtful accounts based on management’s evaluations of the collectability of accounts receivable.  Management’s evaluation is based on the Company’s historical collection experience and a review of past-due amounts. Management's estimate is subject to fluctuate if factors considered in the evaluation of the outstanding receivable change such as the financial stability a customer or an unforeseen contract dispute.  Based on management’s evaluation of collectability, there is a $300,000 and $100,000 allowance for doubtful accounts as of September 30, 2011 and December 31, 2010 respectively.  During the nine months ended September 30, 2011 and  the year ended December 31, 2010, the Company wrote off $239,898 and $292,100 respectively as uncollectible accounts receivables. The Company determines accounts receivable to be delinquent when greater than 30 days past due.  Accounts receivable are written off when it is determined that amounts are uncollectible.

Inventory

Inventory, consisting of goods held for resale, is stated at the lower of cost or market. Cost is determined using the weighted-average method. At September 30, 2011 and December 31, 2010, an allowance for obsolete inventory of $175,000, respectively, was deemed necessary based on management’s estimate of the realizability of the inventory. Management evaluated the inventory based upon a lower of cost or market assessment of inventory values to an anticipated distribution of the primary distribution channels: Retail Ready, Consumer Director, or Bulk. The values of the inventory are subject to change to the extent product demand and market values of the dramatically decrease or the Company reallocates the inventory to a different distribution channel which may result in longer sale lead times, additional refurbishment requirements or extensive price reductions.

Registration Payment Arrangements
The Company accounts for registration payment arrangements under ASC topic 815-40 "Derivatives and Hedging - Contracts in Entity's Own Equity" formerly Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”. ASC topic 815-40 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. As of December 31, 2010, the Company accrued an estimated penalty of $380,000 which represents the anticipated penalty due from November 23, 2010 through the Rule 144 restriction period of March 8, 2011. This estimate is subject to increase to the maximum of 12% of the purchase price of the series A convertible preferred stock in the event we do not have a registration statement or Rule 144 eligibility.

Results of Operations - Three Months and Nine Months ended September 30, 2011 compared to the Three and Nine Months ended September 30, 2010

The table below outlines revenues and related cost of sales for comparable periods:

	Three months ended September 30,
	2011		2010		Variance

Net Sales	$8,029,802	100%	$8,005,366	100%	$24,436	0%
Cost of Sales	7,291,172	91%	7,927,525	99%	(636,353)	-8%
Gross Profit	$738,630	9%	$77,841	1%	$660,789	849%

	Nine months ended September 30,
	2011		2010		Variance

Net Sales	$24,249,321	100%	$26,038,605	100%	$(1,789,284)	-7%
Cost of Sales	29,006,449	120%	23,301,759	90%	5,704,690	25%
Gross Profit	$(4,757,128)	-20%	$2,736,846	10%	$(7,493,974)	-273%

Net Sales . We had an increase in net sales of $24,436, or -0% and a decrease in net sales of $1,789,284, or -7% during the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010. The decrease for the three and nine months ended September 30, 2011 was due primarily to constrained working capital and product financing availability.

Cost of Sales . During the three and nine months ended September 30, 2011, we had a decrease in cost of sales of $636,353, or 8%, and an increase of $5,704,690, or 25%, respectively, compared to the three and nine months ended September 30, 2010. Our increase in Cost of Sales for the nine months ended September 30, 2011 is primarily due to $6,000,000 inventory valuation write-off of our inventory attributable to future demand and market conditions and due to a liquidation of inventory to satisfy our asset based lender's loan repayment requirements. Furthermore, the increase in cost of sales for the nine months ended September 30, 2011 is also attributable to an increase in per unit average product and labor costs compared to the prior period.

Gross Profit. Gross profit increased by $660,789, or 849% , and decreased by $7,493,974, or -273%, for the three and nine months ended September 30, 2011, respectively, when compared to the three and nine month period ended September 30, 2010. The decrease during the nine months ended September 30, 2011 was primarily a resulting of the inventory valuation write-off in the second quarter. Furthermore, the decrease in gross profit margin, for the nine months ended September 30, 2011, is attributable to an unanticipated higher per unit labor requirement to service the Retail Ready programs and a more selective product requirement for our bulk sales and costs associated with obtaining special credit terms with certain vendors and product financing arrangements.

Operating Expense. Operating expenses, which consist of sales and marketing expenses, general and administrative costs, stock based compensation and depreciation totaled $1,641,795 and $4,889,229 during the three and nine months ended September 30, 2011, respectively as compared to $1,434,442 and $6,336,720 during the three and nine months ended September 30, 2010, respectively. The operating expenses for the three and nine months ended September 30, 2011 increased by $207,353 and decreased by $1,447,491, respectively, as compared to the three and nine months ended September 30, 2010. The major component of these expenses between the corresponding nine month periods was the decrease in financing and merger transaction costs of $590,957 for nine months comparable periods and the prior year period non-employee stock based compensation of $1,579,689 for the nine months ended September 30, 2010.

Selling, General and Administrative Expenses (SG&A). The SG&A expenses consist of salaries, advertising, professional service fees, investor relations services and overhead expenses, totaled $1,136,316 and $3,484,235 during the three and nine months ended September 30, 2011, respectively, as compared to $957,656 and $3,570,980 during the three and nine months ended September 30, 2010, respectively. SG&A increased by $178,660 and decreased $86,745 between the corresponding nine months periods, respectively. The decrease between the corresponding three and nine month periods is primarily attributable to financing and merger transaction costs of $590,957.

Stock Based Compensation . During the three and nine months ended September 30, 2011 and 2010, the employee stock based compensation expense was $358,990 and $1,128,802 and $452,285 and $1,126,251, respectively, from issuances of employee incentive stock options. The incentive stock options were valued using the Black Scholes method and the option shall become exercisable during the term of recipient’s employment.

Non-Employee Stock Based Compensation . For the three and nine months ended September 30, 2011 and 2010, the non-cash non-employee stock based compensation expense was $120,480 and $200,800 and $0 and $1,579,689 which were due to the issuance of 300,000 stock warrants in exchange for private placement referral in April 2011 and  professional services associated with reverse merger and private placement consummated in February 2010, respectively.  The value of the warrants was determined using the Black Scholes method, the details of which are more fully explained within the notes to the financial statements.

Product Financing Liquidated Damages . In accordance with the agreement (the “DK Trading Sales Agreement”), dated July 22, 2010, between Gamers and DK Trading Partners LLC ( “DK Trading”), to the extent we are delinquent in paying DK Trading any such amounts to which it is entitled under the DK Trading Sales Agreement, we are obligated to pay liquidated damages to DK Trading, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to DK Trading when due. The balance due to DK Trading at September 30, 2011 amounted to $838,938, including $704,376 of accumulated liquidated damages for delinquent payments. The Product Financing Liquidated Damages amounted to $74,535 and $398,190 for the three and nine months ended September 30, 2011, respectively . Further description of DK Trading Sales Agreement detailed in "Liquidity and Capital Resources" section and "Product Financing-Related Parties" in Note 4.

Registration Rights Liquidated Damages. The registration rights agreement we entered into in connection with the February 2010 private placement requires the payment of liquidated damages to the investors of approximately 2% per month of the aggregate proceeds of $5,675,000 or the value of the unregistered shares at the time that the liquidated damages are assessed, until the registration statement is declared effective, payable at the option of the Company. On October 22, 2010, the holders of our Series A Preferred Stock and Series A Warranted issued in our February 2010 private placement agreed to waive any liquidated damages payable as a result of the failure to have a registration statement declared effective by October 23, 2010 until November 23, 2010. In accordance with ASC topic 815-40 "Derivatives and Hedging - Contracts in Entity's Own Equity" formerly Financial Accounting Standards board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”, the Company evaluated the likelihood of achieving registration statement effectiveness. Accordingly, the Company previously accrued an estimate of $380,000 and as of September 30, 2011 and December 31, 2010, to account for these liquidated damages from November 23, 2010 through the Rule 144 restriction period of March 8, 2011.

Provision for Income Taxes. We are not been required to pay income taxes due to current year losses and net operating loss carryforwards from prior years.

Net Income (Loss). We had a net loss of ($1,008,955) and ($10,188,394) for the three and nine months ended September 30, 2011 as compared to a net loss of ($1,379,807) and ($3,659,854) for the three and nine months ended September 30, 2010. The nine month period loss is primarily attributable to  the valuation write-off of the inventory of $6,000,000 due to the liquidation of inventory to meet debt obligations in the third quarter 2011.

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

Working Capital

Our working capital decreased by $8,859,164 during the nine months ended September 30, 2011 from a working capital surplus of $1,646,843 at December 31, 2010 to a working capital deficit of $7,212,321 at September 30, 2011.

The major changes in the working capital for the nine months ended September 30, 2011 are as follows:

Changes in Current Assets

•	Accounts receivable increased in the amount of $ 1,695,264 excluding an increase in allowance for doubtful accounts of $200,000

•	Inventory decreased $7,841,514 attributable to the non-cash inventory valuation write-off of $6,000,000 offset by $1,841,514 for purchases of inventory

Change in Current Liabilities

•	Accounts payable increased in the amount of $4,475,532

•	A decrease in Product Financing - related party advances of $1,348,814

•	An increase in Product Financing of $2,392,532 offset by Restricted Cash of $1,177,440
•	A decrease in the Bank of America working line of credit of $2,871,692

Of the total current assets of $7,688,551 as of September 30, 2011, cash represented $338,369. Of the total current assets of $13,374,054 as of December 31, 2010, cash represented $827,526.

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

On June 24, 2011, the Company received a letter dated June 23, 2011 from Bank pursuant to which the Bank anticipates (and the Company has acknowledged) that the Company will fail to comply with the financial covenants set forth in the Loan Agreement for the period tested as of June 30, 2011 because the Company would not achieve, for the period tested as of June 30, 2011, either the Funded Debt to EBITDA Ratio (as defined in the Loan Agreement) required by Section 8.3 of the Loan Agreement or the Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) required by Section 8.4 of the Loan Agreement. As a result, the Bank informed the Company that this constitutes an event of default under Section 9.14 of the Loan Agreement (the “Existing Default”) and other events of default may also exist and are not waived under the Loan Agreement (together with the Existing Default, the “Events of Default”).

As a result of the occurrence of the Events of Default, the Bank stopped making any additional credit available to the Company and will not make any additional advances under the Line of Credit. All availability under the Line of Credit was terminated and the Bank reserved its right to collect any applicable default rate of interest, as provided under the Loan Agreement. In addition, the Company will continue to incur fees and costs in connection with the Events of Default and the Line of Credit, all of which shall be the Company's responsibility. Furthermore, the Bank specifically reserved the right under the Loan Agreement, from time to time without notice, to declare any and all Obligations to be immediately due and payable.

As of September 30, 2011, the balance on the revolver was $1,216,593.

Product Financing

On April 15, 2011, the Company entered into a Sales Agency and Purchasing/Sales Services Agreement (the “Sales Agreement”) with Gamers Finance, LLC (“Gamers Finance”) pursuant to which Gamers Finance engaged the Company to procure, purchase and sell up pre-owned video games and associated packaging materials, together with such other merchandise as designated by Gamers Finance, on behalf of Gamers Finance for a period from April 15, 2011 until October 15, 2011. In consideration for the services to be performed by the Company under the Sales Agreement, the Company is entitled to receive 70% of the aggregate net profit, if any, from the sale of products procured by Gamers Finance with the assistance of the Company. The aggregate net profits is defined as gross revenue net of i) applicable sales taxes ii) sales expenses iii) all discounts, allowances and credits, less the sum of (1) aggregate purchase price of products (2) all shipping and delivery costs and (3) a capital charge of 0.115% per day of the Term of all Committed Capital. If the Company consummates an equity or equity-linked financing pursuant to which the Company raises aggregate gross proceeds of at least $6,000,000, Gamers Finance shall have the right to transfer, assign and sell to the Company (i) any outstanding receivables for the face value of such receivables or (ii) products not sold to any purchasers for the purchase price of such products plus 10%. In addition, to the extent we are delinquent in paying Gamers Finance any such amounts to which it is entitled under the Sales Agreement, the Company is obligated to pay liquidated damages to Gamers Finance, for each day that the Company is delinquent in its payment obligations, in an amount equal to 0.25% of the amount not paid to Gamers Finance when due. Furthermore, Mr. Hays, the Company's President and Chief Executive Officer provided a personal guaranty in favor of Gamers Finance through the agreement period October 15, 2011. The Company has product advances of approximately $2,042,687 from Gamers Finance as of September 30, 2011 including accrued gross profit allocation of $161,441 and accrued capital charge of $231,091. Gamers Finance maintains a restricted cash account for unexpended Committed Capital for future purchases. The restricted cash balance as of September 30, 2011 amounted to $1,177,440.

Product Financing - Related Party

On July 22, 2010, Gamers entered into a DK Trading Sales Agreement with DK Trading pursuant to which DK Trading engaged Gamers to procure, purchase and sell up to $3,000,000 of pre-owned video games and associated packaging materials, together with such other merchandise as designated by DK Trading, on behalf of DK Trading for a period from August 13, 2010 until September 15, 2010. In consideration for the services to be performed by Gamers under the Sales Agreement, Gamers is entitled to receive 100% of the net profit, if any, from the sale of products procured by DK Trading with the assistance of Gamers in excess of $600,000. If we or Gamers consummate an equity or equity-linked financing pursuant to which we raise aggregate gross proceeds of at least $3,000,000, DK Trading shall have the right to transfer, assign and sell to Gamers (i) any outstanding receivables for the face value of such receivables or (ii) products not sold to any purchasers for the purchase price of such products plus 20%. In addition, to the extent we are delinquent in paying DK Trading any such amounts to which it is entitled under the Sales Agreement, we are obligated to pay a fee to DK Trading, for each day that we are delinquent in our payment obligations, in an amount equal to 0.25% of the amount not paid to DK Trading when due. The balance due to DK Trading at September 30, 2011 amounted to $838,938 including $704,376 accumulated liquidated damages for delinquent payments.

Proceeds from the issuance of common stock

During the nine months ended September 30, 2011, the Company did not receive any proceeds from the issuance of its common stock.

Cashflow analysis

Cash proceeds provided by operations was $3,005,546 during the period ending September 30, 2011 and cash used in operations was $8,361,469 during the period ended September 30, 2010. During the period ended September 30, 2011, our primary capital needs were for working capital necessary to fund operations and inventory purchases.

We utilized cash for investing activities of $49,050 and $280,315 during the periods ended September 30, 2011 and 2010, respectively. This increase is primarily attributable to the acquisition of equipment.

Cash used in financing activities of $3,445,653 during the period ending September 30, 2011, compared to cash provided from financing activities was $8,411,698 during the period ending September 30, 2010. The current period decrease is due to repayment from the line of credit of $526,254 and net advances from product financing arrangements of $2,000,000 offset by $1,177,440 held in Restricted Cash and related party product financing repayments of $1,348,814 and dividend payments of $66,875. The prior year increase is primarily attributable to funds received from the February 2010 Series A preferred private placements of $5,675,000, note payable repayments to a related party of $392,169 and proceeds from working capital line of credit of $2,363,285. The prior year financing activities also included repayments of certain notes payable of $2,750,000 during the period ending September 30, 2010.

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

Off-Balance Sheet Arrangement

As of September 30, 2011, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) as of September 30, 2011. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management has assessed the effectiveness of our disclosure controls and procedures and based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011 because of the items set forth below:

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

●
In September 2010, we hired a Chief Financial Officer with considerable public company reporting experience who is evaluating the depth and breadth of knowledge of US GAAP and external reporting requirements among the current members of the accounting staff. We are committed to establishing procedures and utilizing experienced individuals with professional supervision to properly segregate duties, prepare and approve the consolidated financial statements and footnote disclosures in accordance with US GAAP

On August 29, 2011, the Company entered into an employment separation agreement (the “Separation Agreement”) with Richard Leimbach (“Employee”), pursuant to which Employee’s employment as Chief Financial Officer of the Company ended on September 1, 2011 (the “Separation Date”).  Employee also agreed to cooperation with the Company, upon the Company’s request, to effect a transition of Employee’s responsibilities, to include, among other things, assisting the Company with its ongoing reporting obligations with the Securities and Exchange Commission through the filing date of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None~~.~~

Item 3.	Defaults Upon Senior Securities

On June 24, 2011, the Company received a letter dated June 23, 2011 from Bank of America, N.A. (“Bank”), pursuant to which the Bank anticipates (and the Company has acknowledged) that the Company will fail to comply with the financial covenants set forth in the Loan Agreement for the period tested as of June 30, 2011 because the Company would not achieve, for the period tested as of June 30, 2011, either the Funded Debt to EBITDA Ratio (as defined in the Loan Agreement) required by Section 8.3 of the Loan Agreement or the Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) required by Section 8.4 of the Loan Agreement. As a result, the Bank informed the Company that this constitutes an event of default under Section 9.14 of the Loan Agreement (the “Existing Default”) and other events of default may also exist and are not waived under the Loan Agreement (together with the Existing Default, the “Events of Default”).

As a result of the occurrence of the Events of Default, the Bank stopped making any additional credit available to the Company and will not make any additional advances under the Line of Credit. All availability under the Line of Credit was terminated and the Bank reserved its right to collect any applicable default rate of interest, as provided under the Loan Agreement. In addition, the Company will continue to incur fees and costs in connection with the Events of Default and the Line of Credit, all of which shall be the Company's responsibility. Furthermore, the Bank specifically reserved the right under the Loan Agreement, from time to time without notice, to declare any and all Obligations to be immediately due and payable.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Number	Description
31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Principal Executive and Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer and Principal Financial Officer.

EX-101.INS	Xbrl Instance Document*

EX-101.SCH	Xbrl Taxonomy Extension Schema Document*

EX-101.CAL	Xbrl Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Xbrl Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Xbrl Taxonomy Extension Labels Linkbase Document*

EX-101.PRE	Xbrl Taxonomy Extension Presentation Linkbase Document*

*        The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAME TRADING TECHNOLOGIES, INC

Date: November 21, 2011	By:	/s/ Todd Hays
Todd Hays
Chief Executive Officer